Form 10-Q/A
period 2021-03-31
Primavera Capital Acquisition Corp.
filed 2021-07-02
CIK 1818787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39915

PRIMAVERA CAPITAL ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

41/F Gloucester Tower, 15 Queen’s Road Central

Hong Kong

(Address of principal executive offices)

+852 3767 5100

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Class A ordinary shares, par value $0.0001 per share

Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50

Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant

	PV	The New York Stock Exchange
	PV WS	The New York Stock Exchange
	PV.U	The New York Stock Exchange

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

Explanatory Note

The sole purpose of this Amendment No. 1 to Primavera Capital Acquisition Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on June 16, 2021 (“Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T . Exhibit 101 to this Report provides the consolidated and combined financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”), in accordance with the 30-day grace period provided under Regulation S-T for the first quarterly period in which XBRL is required.

Except for the foregoing, no other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T , the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

PRIMAVERA CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	12,350,000	$1,235	$23,765	$(5,000)	$20,000
Sale of 41,400,000 Units, net of underwriting discounts, offering expenses and warrant liabilities	41,400,000	4,140	—	—	356,203,850	—	356,207,990
Class A ordinary shares subject to redemption	(36,965,820)	(3,697)	—	—	(356,227,615)	(13,426,888)	(369,658,200)
Net income	—	—	—	—	—	18,430,219	18,430,219

Balance – March 31, 2021	4,434,180	$443	12,350,000	$1,235	$—	$4,998,331	$5,000,009

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

The table below summarizes the effects of the revision of the financial statement as of January 26, 2021:

	As Previously Reported	Adjustments	As Revised
Balance sheet as of January 26, 2021 (audited)
Warrant Liabilities	$—	$54,821,479	$54,821,479
FPA Liability	—	3,752,168	3,752,168
Class A Ordinary Shares Subject to Possible Redemption	395,845,870	(58,573,650)	337,272,220
Class A Ordinary Shares	182	585	767
Additional Paid-in Capital	5,003,590	13,955,177	18,958,767
Accumulated Deficit	(5,000)	(13,955,759)	(13,960,759)
Total Shareholders’ Equity	5,000,007	3	5,000,010

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 41,400,000 Units which includes a full exercise by the underwriters of their over-allotment option in the amount of 5,400,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 9).

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated January 21, 2021, between the Company and Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as representatives of the several underwriters.(1)

3.1	Amended and Restated Memorandum and Articles of Association. (1)

4.1	Warrant Agreement, dated January 21, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

10.1	A Letter Agreement, dated January 21, 2021, among the Company and its officers and directors and Primavera Capital Acquisition LLC. (1)

10.2	Investment Management Trust Agreement, dated January 21, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.3	Registration Rights Agreement, dated January 21, 2021, between the Company and certain security holders. (1)

10.4	Administrative Services Agreement, dated January 21, 2021, between the Company and Primavera Capital Acquisition LLC. (1)

10.5	Private Placement Warrants Purchase Agreement, dated January 21, 2021, between the Company and the Sponsor. (1)

10.6	Indemnity Agreement, dated January 21, 2021, between the Company and Tong Chen. (1)

10.7	Indemnity Agreement, dated January 21, 2021, between the Company and Chenling Zhang. (1)

10.8	Indemnity Agreement, dated January 21, 2021, between the Company and Muktesh Pant. (1)

10.9	Indemnity Agreement, dated January 21, 2021, between the Company and Teresa Teague. (1)

10.10	Indemnity Agreement, dated January 21, 2021, between the Company and Sonia Cheng Chi-Man. (1)

31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 26, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMAVERA CAPITAL ACQUISITION CORP.

Date: July 2, 2021	By:	/s/ Tong Chen
	Name:	Tong Chen
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)