Form 10-Q
period 2021-06-30
Primavera Capital Acquisition Corp.
filed 2021-08-16
CIK 1818787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-39915

PRIMAVERA CAPITAL ACQUISITION CORPORATION
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
Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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
of the Exchange Act). Yes  ☒
    No  ☐
As of August
16
, 2021, there were 41,400,000 Class A ordinary shares, $0.0001 par value and 12,350,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.
PRIMAVERA CAPITAL ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$840,920	$100
Prepaid expenses	258,529	—

Total Current Assets	1,099,449	100
Deferred offering costs	—	482,129
Investment held in Trust Account	414,010,717	—

TOTAL ASSETS	$415,110,166	$482,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$237,207	$—
Accrued offering costs	—	326,235
Due to related party	50,000	—
Promissory note - related party	7,000	135,994

Total Current Liabilities	294,207	462,229
Forward Purchase Agreement (FPA) liability	241,321
Warrant liabilities	31,745,578	—
Deferred underwriting fee payable	14,490,000	—

Total Liabilities	46,771,106	462,229

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption 36,333,905 and 0 shares at $10.00 per share redemption value as of June 30, 2021 and December 31, 2020, respectively	363,339,050	—
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 5,066,095 and 0 shares issued and outstanding (excluding 36,333,905 and 0 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	506	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 12,350,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	1,235	1,235
Additional paid-in capital	6,319,087	23,765
Retained earnings (Accumulated deficit)	(1,320,818)	(5,000)

Total Shareholders’ Equity	5,000,010	20,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$415,110,166	$482,229

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
General and administrative expenses	$(154,565)	$530,635

Loss from operations	154,565	(530,635)

Other income (expense)
Change in fair value of FPA	(153,019)	(241,321)
Change in fair value of warrant liabilities	(6,326,987)	14,964,352
Offering costs allocable to warrants	—	(2,092,043)
Interest earned on investment held in Trust Account	6,292	10,717

Other income (expense), net	(6,473,714)	12,641,705

Net income (loss)	$(6,319,149)	$12,111,070

Weighted average shares outstanding, Class A redeemable ordinary shares	41,400,000	41,400,000

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00	$0.00

Weighted average shares outstanding, Class B non-redeemable ordinary shares	12,350,000	12,156,077

Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$(0.51)	$1.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A		Class B			Retained Earnings
	Ordinary Share		Ordinary Share		Additional	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit)	Equity
Balance as of January 1, 2021	—	$—	12,350,000	$1,235	$23,765	$(5,000)	$20,000
Sale of 41,400,000 Units, net of underwriting discounts, offering expenses and warrant liabilities	41,400,000	4,140	—	—	356,203,850		356,207,990
Class A ordinary shares subject to redemption	(36,965,820)	(3,697)	—	—	(356,227,615)	(13,426,888)	(369,658,200)
Net Income	—	—	—	—	—	18,430,219	18,430,219

Balance as of March 31, 2021	4,434,180	$443	12,350,000	$1,235	$—	$4,998,331	$5,000,009

Class A ordinary shares subject to redemption	631,915	63	—	—	6,319,087		6,319,150
Net loss			—	—		(6,319,149)	(6,319,149)

Balance as of June 30, 2021	5,066,095	$506	12,350,000	$1,235	$6,319,087	$(1,320,818)	$5,000,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$12,111,070
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(10,717)
Change in fair value of FPA	241,321
Change in fair value of warrant liabilities	(14,964,352)
Offering costs incurred in connection with Initial Public Offering	2,092,043
Changes in operating assets and liabilities:
Prepaid expenses	(258,529)
Accrued expenses	237,207
Accrued offering costs	(326,235)
Due to related party	50,000

Net cash used in operating activities	(828,192)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(414,000,000)

Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	405,720,000
Proceeds from sale of Private Placement Warrants	10,280,000
Repayment of promissory note – related party	(191,819)
Payment of offering costs	(139,169)

Net cash provided by financing activities	415,669,012

Net Change in Cash	840,820
Cash – Beginning of period	100

Cash – End of period	$840,920

Non-Cash investing and financing activities:

Offering costs paid through promissory note	$62,825

Initial classification of Class A ordinary shares subject to possible redemption	$337,272,220

Change in value of Class A ordinary shares subject to possible redemption	$26,066,830

Deferred underwriting fee payable	$14,490,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from July 16, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the proposed initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Publi
c
 Offering.
The registration statement for the Company’s Initial Public Offering was declared effective on January 21, 2021. On January 26, 2021, the Company consummated the Initial Public Offering of 41,400,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which included the full exercise by the underwriters of its over-allotment option in the amount of
 5,400,000 Units, at $10.00 per Unit, generating gross proceeds of $414,000,000 which is described in Note
3
.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 10,280,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Primavera Capital Acquisition LLC (the “Sponsor”), generating gross proceeds of $10,280,000, which is described in Note
4
.
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
The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus for the Initial Public Offering. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note
6
). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote the Founder Shares it will receive (as defined in Note
5
) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.
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
The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note
6
) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trus
t
 Account.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 25, 2021. The interim results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Management notes that the fair value of warrant liabilities and forward purchase agreements (“forward purchase agreements” or “FPA”) liability is a significant estimate.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated on a relative fair value basis between shareholders’ equity and expense. The portion of offering costs allocated to the Public Warrants has been charged to expense. The portion of offering costs allocated to the public shares has been charged to shareholders’ equity. As of June 30, 2021, offering costs amounted to

$
23,454,123
, of which $
21,362,080
were charged to shareholders’ equity upon the completion of the Initial Public Offering and $
2,092,043
were expensed to the condensed statement of operations.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be require
d
 within 12 months of the balance sheet date.
The Company accounts for the Warrants and FPA in accordance with the guidance contained in ASC 815-40, under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Net income (loss) per Ordinary Share
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the periods. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the private placement since the inclusion of such warrants would be anti-dilutive.
The Company’s condensed statement of operations includes a presentation of income per ordinary share for ordinary shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted, for Class B non-redeemable
ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable
ordinary shares outstanding for the period. Class B
non-redeemable
ordinary shares include the Founder Shares (as defined below) as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$6,292	$10,717

Net Earnings	$6,292	$10,717
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	41,400,000	41,400,000
Income/Basic and Diluted Redeemable Class A Ordinary Shares	$—	$—
Non-Redeemable Class A and B Ordinary Shares
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (Loss)	$(6,319,149)	$12,111,070
Redeemable Net Earnings	6,292	10,717

Non-Redeemable Net Income (Loss)	$(6,325,441)	$12,100,353
Denominator: Weighted Average Non-Redeemable Class A and B Ordinary Shares
Non-Redeemable Class A and B Ordinary Shares, Basic and Diluted (1)	12,350,000	12,156,077
Income (Loss ) Basic and Diluted Non-Redeemable Class A and B Ordinary Shares	$(0.51)	$1.00
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Warrants and FPA (see Note
9
).
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

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE
3
. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 41,400,000 Units which include
d
a full exercise by the underwriters of their over-allotment option in the amount of 5,400,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant (“Public Warrant”).
Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at an exercise price of
$11.50 per whole share (see Note
8
).
NOTE
4
. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 10,280,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $10,280,000 in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note
8
). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and th
e
 Private Placement Warrants will expire worthless.
NOTE
5
. RELATED PARTY TRANSACTIONS
Founder Shares
On July 17, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 8,625,000 Class B ordinary shares (the “Founder Shares”) (after giving effect to a share recapitalization), initially held by an affiliate of the Sponsor. On August 24, 2020, the Sponsor transferred 215,625 Founder Shares to Chenling Zhang, the Company’s independent director, for an aggregate purchase price of $625. On September 21, 2020, the Company effected a share capitalization, pursuant to which an additional 2,000,000 Founder Shares were issued for no consideration, resulting in there being 10,625,000 Founder Shares outstanding. Following the share capitalization on September 21, 2020 and Ms. Zhang’s waiver of her right to receive shares under such capitalization, the Sponsor held an aggregate of 10,409,375 Founder Shares. All share and per-share
amounts have been retroactively restated to reflect the share capitalization. On December 30, 2020, the Sponsor transferred 40,000 Founder Shares to each of the other independent directors for approximately $0.003 per share. On January 5, 2021, the Sponsor transferred to the anchor investors an aggregate of 1,000,000 Founder Shares for no cash consideration. On January 21, 2021, the Company effected a share capitalization pursuant to which 1,725,000 Founder Shares were issued, resulting in 12,350,000 Founder Shares outstanding, of which 11,014,375 Founder Shares are held by the Sponsor. The Founder Shares held by the Sponsor include an aggregate of up to 1,350,000 shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised and 2,000,000 Class B ordinary shares issued and retained by the Sponsor in connection with the forward purchase agreements, so that the number of Founder Shares will equal, on an as-converted
basis, approximately 20% of the sum of the Company’s issued and outstanding ordinary shares after the Initial Public Offering plus 8,000,000 Class A ordinary shares to be sold pursuant to the forward purchase agreements. As a result of the underwriters’ election to fully exercise their over-allotment option on January 26, 2021, a total of 1,350,000 Founder Shares we
re no longer subject to forfeiture.
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
Administrative Services Agreement
Commencing on January 21, 2021, the Company entered into an agreement to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred $20,000 and $50,000 in fees for these services, of which $50,000
is included in due to related party in the accompanying condensed balance sheets.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Promissory Note — Related Party
On July 17, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to an affiliate of the Sponsor, which was assigned to the Sponsor on August 24, 2020, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering. On January 26, 2021, at the closing of the Initial Public Offering, $191,819 was repaid. As of June 30, 2021 and December 31, 2020, there is $7,000 and $135,994 in borrowings outstanding under the Promissory Note, which is currently due on demand.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.
NOTE
6
. COMMITMENTS AND CONTINGENCIES

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
Registration Rights
Pursuant to a registration and shareholders rights agreement entered into on January 21, 2021, the holders of the Founder Shares, Private Placement Warrants (and the Class A ordinary shares underlying such private placement warrants) and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants that may be issued upon conversion of the Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale. The holders of these securities will be entitled to making up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $14,490,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
NOTE
7
. SHAREHOLDERS’ EQUITY
Preference Shares
—
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 5,066,095 Class A ordinary shares issued and outstanding, excluding 36,333,905 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares
— The Company is authorized to issue 40,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were effectively
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
8
. WARRANTS
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

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $10.00
. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

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

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
9
. FAIR VALUE MEASUREMENTS
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
At June 30, 2021, assets held in the Trust Account were comprised of $414,010,717 in money market funds, which are invested in U.S. Treasury Securities. At December 31, 2020, there were no assets held in the Trust Account. Through June 30, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Funds	1	$414,010,717
Liabilities:
Warrant Liability – Public Warrants	1	$21,114,000
Warrant Liability – Private Placement Warrants	3	$10,631,578
FPA Liability	3	$241,321

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The Warrants and FPA are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities and FPA liability in the accompanying condensed balance sheets. The warrant liabilities and FPA liability are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statements of operations.
The Warrants are measured at fair value on a recurring basis. The Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.
Initial Measurement
The Private Placement Warrants were valued using a Modified Black Scholes Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable blank-check companies without an identified target.
The Public Warrants were valued using a Monte Carlo simulation implementing the Black Scholes Option Pricing Model that is modified to capture the redemption features of the Public Warrants. The primary unobservable inputs utilized in determining the fair value of the Public Warrants are the expected volatility of the common stock an
d
 the stock price.
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
The liability for the FPA was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement.
The following table presents the quantitative information regarding Level 3 fair value measurements:

	January 26, 2021 (Initial measurement)	June 30, 2021
Unit price	$10.90	$9.77
Term to initial business combination (in years)	1.0	0.79
Volatility	10.0%	10.0%
Risk-free rate	0.58%	1.00%
Dividend yield	0.0%	0.0%
The following table presents a summary of the changes in the fair value of level 3 warrant liabilities:

	Private Placement	Public	Total Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 26, 2021	18,391,549	36,429,930	54,821,479
Transfer to Level 1	—	(36,429,930)	(36,429,930)
Change in fair value	(7,759,971)	—	(7,759,971)

Fair value as of June 30, 2021	$10,631,578	$—	$10,631,578

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table presents the changes in the fair value of FPA liability:

Forward Purchase Units
Fair value as of January 1, 2021	$—
Initial measurement on January 26, 2021	3,752,168
Change in fair value	(3,510,847)

Fair value as of June 30, 2021	$241,321

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was
$36,429,930,
when the Public Warrants were separately listed and traded.
NOTE
10
. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company determined that, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Primavera Capital Acquisition Corporation References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Primavera Capital Acquisition LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of our initial business combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 16, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for and consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had a net loss of $6,319,149, which consists of a change in fair value of warrant liabilities of $6,326,987, a change in fair value of FPA of $153,019, offset by interest earned on investment held in the Trust Account of $6,292 and general and administrative expenses of $154,565.
For the six months ended June 30, 2021, we had a net income of $12,111,070, which consists of a change in fair value of warrant liabilities of $14,964,352, offering costs allocable to warrants of $2,092,043, and interest earned on investment held in the Trust Account of $10,717, offset by general and administrative expenses of $530,635 and a change in fair value of FPA of $241,321.
Liquidity and Capital Resources
On January 26, 2021, we consummated the Initial Public Offering of 41,400,000 Units, which included a full exercise by the underwriters of their over-allotment option in the amount of 5,400,000 Units, at $10.00 per Unit, generating gross proceeds of $414,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 10,280,000 Private Placement Warrant at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of $10,280,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $414,000,000 was placed in the Trust Account. We incurred $23,454,123 in Initial Public Offering related costs, consisting of $8,280,000 of underwriting fees, $14,490,000 of deferred underwriting fees and $684,123 of other offering costs.
For the six months ended June 30, 2021, cash used in operating activities was $828,192. Net income of $12,111,070 was affected by interest earned on marketable securities held in Trust Account of $10,717, a change in fair value of warrant liabilities of $14,964,352, a change in fair value of FPA of $241,321, and transaction costs allocable to warrants of $2,092,043. Changes in operating assets and liabilities used $297,557 of cash for operating activities.
As of June 30, 2021, we had investments held in the Trust Account of $414,010,717 (including approximately $10,717 of interest income) consisting of money market funds which invest primarily in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2021, we had cash of $840,920. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Derivative Financial Instruments
We evaluates our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
We account for the Warrants and FPA in accordance with the guidance contained in ASC
815-40,
under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations.
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
Net Income (loss) Per Ordinary Share
We apply the
two-class
method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted for Class B non-redeemable
ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable
ordinary shares outstanding for the periods presented.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to inaccurate accounting for warrants issued in connection with our Initial Public Offering and private placement and our FPA. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we have been working on enhancing these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our remedial measures include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Report had not yet been identified.
Our internal control over financial reporting did not result in the proper classification of our warrants. Since their issuance, our warrants were previously accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued a Staff Statement (the “SEC Staff Statement”) in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.
To remediate this material weakness, we have been implementing a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we have been working on enhancing our system of evaluating and implementing the complex accounting standards that apply to our financial statements. We adopted new strategies to comply with the accounting standards, which include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
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
On January 26, 2021, we consummated the Initial Public Offering of 41,400,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $414,000,000. Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc. acted as joint book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form
S-1
(No.
333-251917).
The Securities and Exchange Commission declared the registration statements effective on January 21, 2021.

Simultaneously with the consummation of the Initial Public Offering, the Sponsor consummated the private placement of an aggregate of 10,280,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $10,280,000. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.
Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Warrants, an aggregate of $414,000,000 was placed in the Trust Account.
We paid a total of $8,280,000 in underwriting discounts and commissions and $684,123 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $14,490,000 in underwriting discounts and commissions, which will be paid upon the consummation of our initial Business Combination.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form
10-Q.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMAVERA CAPITAL ACQUISITION CORPORATION

Date: August 16, 2021	By:	/s/ Tong Chen
	Name:	Tong Chen
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

23