Form 10-Q
period 2021-09-30
Primavera Capital Acquisition Corp.
filed 2021-11-15
CIK 1818787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021

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
As of November
15
, 2021, there were 41,400,000 Class A ordinary shares, $0.0001 par value and 12,350,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 (Unaudited) and for the period from July 16, 2020 (inception) through September 30, 2020 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 (Unaudited) and for the period from July 16, 2020 (inception) through September 30, 2020 (Unaudited)	5
Notes to Condensed Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	23
Part III. Signatures	24

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
PRIMAVERA CAPITAL ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$682,853	$100
Prepaid expenses	139,817	—

Total Current Assets	822,670	100
Deferred offering costs	—	482,129
Forward Purchase Agreement (FPA) asset	266,569	—
Investment held in Trust Account	414,017,078	—

TOTAL ASSETS	$415,106,317	$482,229

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$204,526	$—
Accrued offering costs	—	326,235
Due to related party	80,000	—
Promissory note—related party	7,000	135,994

Total Current Liabilities	291,526	462,229
Warrant liabilities	26,678,141	—
Deferred underwriting fee payable	14,490,000	—

Total Liabilities	41,459,667	462,229

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption , $0.0001 par value; 41,400,000 and 0 shares at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020, respectively	414,000,000	—
Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 12,350,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	1,235	1,235
Additional paid-in capital	—	23,765
Accumulated deficit	(40,354,585)	(5,000)

Total Shareholders’ Equity (Deficit)	(40,353,350)	20,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$415,106,317	$482,229

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021	For the period from July 16, 2020 to (Inception) September 30, 2020
General and administrative expenses	$274,098	$804,733	$5,000

Loss from operations	(274,098)	(804,733)	(5,000)

Other income (expense)
Change in fair value of FPA	507,890	266,569	—
Change in fair value of warrant liabilities	5,067,437	20,031,789	—
Offering costs allocable to warrants	—	(2,092,043)	—
Interest earned on investment held in Trust Account	6,361	17,078	—

Other income (expense), net	$5,581,688	$18,223,393	$—

Net income (loss)	$5,307,590	$17,418,660	$(5,000)

Weighted average shares outstanding, Class A redeemable ordinary shares	41,400,000	37,457,143	—

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.10	$0.35	$0.00

Weighted average shares outstanding, Class B non-redeemable ordinary shares	12,350,000	12,221,429	11,000,000

Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.10	$0.35	$0.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Class A		Class B
	Ordinary Share		Ordinary Share		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	—	$—	12,350,000	$1,235	$23,765	$(5,000)	$20,000
Accretion of Class A common stock to redemption amount	—	—	—	—	(23,765)	(57,768,245)	(57,792,010)
Net income	—	—	—	—	—	18,430,219	18,430,219

Balance as of March 31, 2021	—	$—	12,350,000	$1,235	$—	$(39,343,026)	$(39,341,791)
Net loss	—	—	—	—	—	(6,319,149)	(6,319,149)

Balance as of June 30, 2021	—	$—	12,350,000	$1,235	$—	$(45,662,175)	$(45,660,940)
Net income	—	—	—	—	—	5,307,590	5,307,590
Balance as of September 30, 2021	—	$—	12,350,000	$1,235	$—	$(40,354,585)	$(40,353,350)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 16, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020
(UNAUDITED)

	Class A		Class B
	Ordinary Share		Ordinary Share		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance as of July 16, 2020 (inception)	—	$—	—	$—	$—	$—	$
Issuance of Class B ordinary shares to Sponsor (1)	—	—	12,350,000	1,235	23,765	—	25,000
Net loss	—	—	—	—	—	(5,000)	(5,000)

Balance as of September 30, 2020	—	$—	12,350,000	$1,235	$23,765	$(5,000)	$20,000

(1)
Includes an aggregate of up to 1,350,000 Class B ordinary shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised (see Note 5). On September 21, 2020, the Company effected a share capitalization pursuant to which an additional 2,000,000 Founder Shares were issued for no consideration and on January 21, 2021 the Company effected a share capitalization pursuant to which an additional 1,725,000 Founder Shares were issued, resulting in there being 12,350,000 Founder Shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share capitalizations.

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30, 2021	For the period from July 16, 2020 (Inception) through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$17,418,660	$(5,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares		5,000
Interest earned on investment held in Trust Account	(17,078)	—
Change in fair value of FPA	(266,569)	—
Change in fair value of warrant liabilities	(20,031,789)	—
Offering costs incurred in connection with Initial Public Offering	2,092,043	—
Changes in operating assets and liabilities:
Prepaid expenses	(139,817)	—
Accrued expenses	204,526	—
Accrued offering costs	(326,235)	—
Due to related party	80,000	—

Net cash used in operating activities	(986,259)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(414,000,000)	—

Net cash used in investing activities	(414,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	405,720,000	—
Proceeds from sale of Private Placement Warrants	10,280,000	—
Proceeds from promissory note – related party	—	100
Repayment of promissory note – related party	(191,819)	—
Payment of offering costs	(139,169)	—

Net cash provided by financing activities	415,669,012	100

Net Change in Cash	682,753	100
Cash – Beginning of period	100	—

Cash – End of period	$682,853	$100

Non-Cash investing and financing activities:

Offering costs included in accrued offering costs	$—	$257,113

Offering costs paid through promissory note	$62,825	$118,781

Deferred offering costs paid by initial shareholder in exchange for the issuance of Class B ordinary shares	$—	$20,000

Initial classification of warrant liability	$54,821,479	$—

Deferred underwriting fee payable	$14,490,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from July 16, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the proposed initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering was declared effective on January 21, 2021. On January 26, 2021, the Company consummated the Initial Public Offering of 41,400,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which included the full exercise by the underwriters of its over-allotment option in the amount of 5,400,000 Units, at $10.00 per Unit, generating gross proceeds of $414,000,000 which is described in Note 4.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 10,280,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Primavera Capital Acquisition LLC (the “Sponsor”), generating gross proceeds of $10,280,000, which is described in Note 5.
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
The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus for the Initial Public Offering. The per-share
amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote the Founder Shares it will receive (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.
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
The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENT
As a result of recent guidance to Special Purpose Acquisition Companies by the SEC regarding redeemable equity instruments, the Company revisited its application of ASC
480-10-S99
on the Company’s financial statements. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Subsequent to the re-evaluation,
the Company’s management concluded that all of its Class A ordinary shares should be classified as temporary equity. The identified errors impacted the Company’s Form
10-Q
filed on July 2, 2021 containing revised balance sheet as of January 26, 2021, and financial statements as of March 31, 2021, and Quarterly Report on Form
10-Q
filed on August 16, 2021 containing financial statements as of June 30, 2021. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impact was not material to the aforementioned Form
8-K
and Form
10-Q
reports, but that correcting the cumulative impact of such errors would be significant to the Company’s statements of operations for the three and nine months ended September 30, 2021. Accordingly, the Company has corrected such immaterial errors by adjusting its prior financial statements and classified all its Class A ordinary shares as temporary equity. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable. The following summarizes the effect of the revision on each financial statement line item.
Impact of the Revision
The impact of the revision on the audited balance sheet as of January 26, 2021 is presented as below. In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its income (loss) per ordinary share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. There has been no change in the Company’s total assets, liabilities, cash flows,
or operating results.

	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet as of January 26, 2021 (audited)
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	$337,272,220	$76,727,780	$414,000,000
Shareholders’ equity
Class A ordinary shares—$0.0001 par value	767	(767)	—
Class B ordinary shares—$0.0001 par value	1,235	—	1,235
Additional paid-in-capital	18,958,767	(18,958,767)	—
Accumulated deficit	(13,960,759)	(57,768,246)	(71,729,005)
Total shareholders’ equity (deficit)	$5,000,010	$(76,727,780)	$(71,727,770)
Number of shares subject to redemption	33,727,222	7,672,778	41,400,000

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 25, 2021. The interim results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated on a relative fair value basis between shareholders’ equity and expense. The portion of offering costs allocated to the Public Warrants has been charged to expense. The portion of offering costs allocated to the public shares were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering.

As of September 30, 2021, offering costs amounted to $23,454,123, of which $21,362,080 were charged to shareholders’ equity upon the completion of the Initial Public Offering and $2,092,043 were expensed to the condensed statement of operations.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at January 26, 2021 and September 30, 2021, the 41,400,000 Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. As of January 26, 2021 and September 30, 2021 there was no change to the redemption value of the Class A ordinary shares.
At September 30, 2021 and January 26, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$414,000,000
Less: Proceeds allocated to Public Warrants	(36,429,930)
Less: Class A common stock issuance costs	(21,362,080)
Add: Accretion of carrying value to redemption value	57,792,010

Class A common stock subject to possible redemption	$414,000,000

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

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The Company accounts for the Warrants and FPA in accordance with the guidance contained in ASC
815-40,
under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities and the FPA as an asset at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These liabilities and asset are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Net income (loss) per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 30,980,000 potential Class A ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per common share for the periods.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the three months ended September 30, 2021		For the nine months ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$4,088,079	$1,219,511	$13,133,494	$4,285,166
Denominator
Weighted-average shares outstanding	41,400,000	12,350,000	37,457,143	12,221,429
Basic and diluted net income per share	$0.10	$0.10	$0.35	$0.35

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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Warrants and FPA (see Note 10).

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
NOTE 4. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 41,400,000 Units which included a full exercise by the underwriters of their over-allotment option in the amount of 5,400,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 9).
NOTE 5. PRIVATE PLACEMENT
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
NOTE 6. RELATED PARTY TRANSACTIONS
Founder Shares
On July 17, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 8,625,000 Class B ordinary shares (the “Founder Shares”) (after giving effect to a share recapitalization), initially held by an affiliate of the Sponsor. On August 24, 2020, the Sponsor transferred 215,625 Founder Shares to Chenling Zhang, the Company’s independent director, for an aggregate purchase price of $625. On September 21, 2020, the Company effected a share capitalization, pursuant to which an additional 2,000,000 Founder Shares were issued for no consideration, resulting in there being 10,625,000 Founder Shares outstanding. Following the share capitalization on September 21, 2020 and Ms. Zhang’s waiver of her right to receive shares under such capitalization, the Sponsor held an aggregate of 10,409,375 Founder Shares. All share and per-share
amounts have been retroactively restated to reflect the share capitalization. On December 30, 2020, the Sponsor transferred 40,000 Founder Shares to each of the other independent directors for approximately $0.003 per share. On January 5, 2021, the Sponsor transferred to the anchor investors an aggregate of 1,000,000 Founder Shares for no cash consideration. On January 21, 2021, the Company effected a share capitalization pursuant to which 1,725,000 Founder Shares were issued, resulting in 12,350,000 Founder Shares outstanding, of which 11,014,375 Founder Shares are held by the Sponsor. The Founder Shares held by the Sponsor include an aggregate of up to 1,350,000 shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised and 2,000,000 Class B ordinary shares issued and retained by the Sponsor in connection with the forward purchase agreements, so that the number of Founder Shares will equal, on an as-converted
basis, approximately 20% of the sum of the Company’s issued and outstanding ordinary shares after the Initial Public Offering plus 8,000,000 Class A ordinary shares to be sold pursuant to the forward purchase agreements. As a result of the underwriters’ election to fully exercise their over-allotment option on January 26, 2021, a total of 1,350,000 Founder Shares were no longer subject to forfeiture.
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

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Administrative Services Agreement
Commencing on January 21, 2021, the Company entered into an agreement to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $80,000 in fees for these services, of which $80,000 is included in due to related party in the accompanying condensed balance sheets. For the period from July 16, 2020 (inception)
through
September 30, 2020, the Company incurred $0 in fees for these services.
Promissory Note — Related Party
On July 17, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to an affiliate of the Sponsor, which was assigned to the Sponsor on August 24, 2020, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering. On January 26, 2021, at the closing of the Initial Public Offering, $191,819 was repaid. As of September 30, 2021 and December 31, 2020, there is $7,000 and $135,994 in borrowings outstanding under the Promissory Note, which is currently due on demand.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.
NOTE 7. COMMITMENTS AND CONTINGENCIES

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
SEPTEMBER 30, 2021
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
NOTE 8. SHAREHOLDERS’ EQUITY (DEFICIT)
Preference Shares
—
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At

December 31, 2020
, there were no Class A ordinary shares issued and outstandin
g.
At September 30, 2021, there were
 41,400,000

Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and presented as temporary equity.
Class
 B Ordinary Shares
— The Company is authorized to issue 40,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were effectively 12,350,000 Class B ordinary shares issued and outstanding.
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
NOTE 9. WARRANTS
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

1
4

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

1
5

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
NOTE 10. FAIR VALUE MEASUREMENTS
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

Level 3:	Unobservable inputs based on the assessment of the assumptions that market participants would use in pricing the asset or liability.
At September 30, 2021, assets held in the Trust Account were comprised of $414,017,078 in money market funds, which are invested in U.S. Treasury Securities. At December 31, 2020, there were no assets held in the Trust Account. Through September 30, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Funds	1	$414,017,078
FPA Asset	3	$266,569
Liabilities:
Warrant Liability – Public Warrants	1	$17,595,000
Warrant Liability – Private Placement Warrants	3	$9,083,141
The Warrants are accounted for as liabilities and the FPA is accounted for as an asset in accordance with ASC
815-40
and are presented within warrant liabilities and FPA asset in the accompanying condensed balance sheets. The warrant liabilities and FPA asset are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statements of operations.

1
6

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The Warrants are measured at fair value on a recurring basis. The Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.
Initial Measurement
The Private Placement Warrants were valued using a Modified Black Scholes Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable blank-check companies without an identified target.
The Public Warrants were initially valued using a Monte Carlo simulation implementing the Black Scholes Option Pricing Model that is modified to capture the redemption features of the Public Warrants. The primary unobservable inputs utilized in determining the fair value of the Public Warrants are the expected volatility of the ordinary shares and the stock
price.
The
 asset
for the FPA was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $80 million pursuant to the FPA is discounted to present value and compared to the fair value of the ordinary shares and warrants to be issued pursuant to the FPA. The fair value of the ordinary shares and warrants to be issued under the FPA is based on the public trading price of the Units issued in the Company’s Initial Public Offering. The excess (liability) or deficit (asset) of the fair value of the ordinary shares and warrants to be issued compared to the $80 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination.
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
The
asset
for the FPA was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement.
The following table presents the quantitative information regarding Level 3 fair value measurements:

	January 26, 2021 (Initial measurement)	September 30, 2021
Unit price	$10.90	$9.75
Term to initial Business Combination (in years)	1.0	0.66
Volatility	10.0%	10.0%
Risk-free rate	0.58%	1.09%
Dividend yield	0.0%	0.0%
The following table presents a summary of the changes in the fair value of level 3 warrant liabilities:

	Private Placement	Public	Total Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 26, 2021	18,391,549	36,429,930	54,821,479
Transfer to Level 1	—	(36,429,930)	(36,429,930)
Change in fair value	(9,308,408)	—	(9,308,408)

Fair value as of September 30, 2021	$9,083,141	$—	$9,083,141

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The following table presents the changes in the fair value of FPA liability (asset):

Forward Purchase Units
Fair value as of January 1, 2021	$—
Initial measurement on January 26, 2021	3,752,168
Change in fair value	(4,018,737)

Fair value as of September 30, 2021	$(266,569)

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $36,429,930, when the Public Warrants were separately listed and traded.
NOTE 11. SUBSEQUENT EVENTS
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 16, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for and consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had a net income of $5,307,590, which consists of a change in fair value of warrant liabilities of $5,067,437, a change in fair value of FPA of $507,890, interest earned on investment held in the Trust Account of $6,361 and offset by general and administrative expenses of $274,098.
For the nine months ended September 30, 2021, we had a net income of $17,418,660, which consists of a change in fair value of warrant liabilities of $20,031,789, a change in fair value of FPA of $266,569 and interest earned on investment held in the Trust Account of $17,078, offset by general and administrative expenses of $804,733, and offering costs allocable to warrants of $2,092,043.
For the period from July 16, 2020 (inception) through September 30, 2020, we had a net loss of $5,000 which consists of general and administrative expenses of $5,000.
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
For the nine months ended September 30, 2021, cash used in operating activities was $986,259. Net income of $17,418,660 was affected by interest earned on marketable securities held in Trust Account of $17,078, a change in fair value of warrant liabilities of $20,031,789, a change in fair value of FPA of $266,569, and transaction costs allocable to warrants of $2,092,043. Changes in operating assets and liabilities used $181,526 of cash for operating activities.
For the period from July 16, 2020 (inception) through September 30, 2020, cash used in operating activities was $0. Net loss of $5,000 was affected by payment of formation costs through issuance of Class B ordinary shares of $5,000.
As of September 30, 2021, we had investments held in the Trust Account of $414,017,078 (including approximately $17,078 of interest income) consisting of money market funds which invest primarily in U.S. Treasury Securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of September 30, 2021, we had cash of $682,853. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Derivative Financial Instruments
We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
We account for the Warrants and FPA in accordance with the guidance contained in ASC
815-40,
under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities and the FPA as an asset at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These liabilities and asset are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by
Rules 13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.
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
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
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

Date: November 15, 2021	PRIMAVERA CAPITAL ACQUISITION CORPORATION

	By:	/s/ Tong Chen

Name:	Tong Chen
Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)