Form 10-Q/A
period 2021-09-30
Primavera Capital Acquisition Corp.
filed 2022-01-26
CIK 1818787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

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
+852 3767 5100
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	PV	The New York Stock Exchange
Redeemable warrants, each whole warrant	PV WS	The New York Stock Exchange

exercisable for one Class A ordinary share at an exercise price of $11.50	PV.U	The New York Stock Exchange
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
As of January 2
6
, 2022,
there were 41,400,000 Class A ordinary shares, $0.0001 par value and 12,350,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
FORM
10-Q/A
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021(Unaudited) and for the period from July 16, 2020 (inception) through September 30, 2020 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 (Unaudited) and for the period from July 16, 2020 (inception) through September 30, 2020 (Unaudited)	5
Notes to Condensed Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	24
Part III. Signatures	25

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Report on Form
10-Q
to “we,” “us,” the “Company” or “our company” are to Primavera Capital Acquisition Corporation, unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form
10-Q/A
amends the Quarterly Report on Form
10-Q
of Primavera Capital Acquisition Corporation (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “First Amended Filing”).
On November 15, 2021, the Company filed its Form
10-Q
for the quarterly period ended September 30, 2021 (the “Q3 Form
10-Q”),
which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on January 26, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated
the conclusion and determined that the Class A ordinary shares subject to redemption included certain provisions that require classification of the Class A ordinary shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by reclassifying all Class A ordinary shares subject to redemption as temporary equity. This resulted in a revision to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class
method.
The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3 2021 Form
10-Q.
Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share are material quantitatively and it should restate its previously issued financial statements.
Therefore, on December 24, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) the unaudited interim financial statements included in the Company’s Quarterly Report on amended Form
10-Q
for the quarter ended March 31, 2021, filed with the SEC on July 2, 2021 and (ii) the unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarter ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”) should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report on Form
10-Q/A.
The above changes will not have any impact on its cash position and cash held in the trust account established in connection with the IPO.
After
re-evaluation,
the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail below in this Quarterly Report on Form
10-Q/A.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.
PRIMAVERA CAPITAL ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$682,853	$100
Prepaid expenses	139,817	—

Total Current Assets	822,670	100

Deferred offering costs	—	482,129
Forward Purchase Agreement (FPA) asset	266,569	—
Investment held in Trust Account	414,017,078	—

TOTAL ASSETS	$415,106,317	$482,229

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$204,526	$—
Accrued offering costs	—	326,235
Due to related party	80,000	—
Promissory note - related party	7,000	135,994

Total Current Liabilities	291,526	462,229
Warrant liabilities	26,678,141	—
Deferred underwriting fee payable	14,490,000	—

Total Liabilities	41,459,667	462,229

Commitments and Contingencies (Note 7)

Class A redeemable ordinary shares subject to possible redemption , $0.0001 par value; 41,400,000 and 0 shares at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020, respectively	414,000,000	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class B non-redeemable ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 12,350,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	1,235	1,235
Additional paid-in capital	—	23,765
Accumulated deficit	(40,354,585)	(5,000)

Total Shareholders’ Equity (Deficit)	(40,353,350)	20,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$415,106,317	$482,229

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

PRIMAVERA CAPITAL ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Class A		Class B
	Ordinary Share		Ordinary Share		Additional	Accumulated Deficit	Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Paid-In Capital
Balance as of January 1, 2021	—	$—	12,350,000	$1,235	$23,765	$(5,000)	$20,000
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(23,765)	(57,768,245)	(57,792,010)
Net income	—	—	—	—	—	18,430,219	18,430,219

Balance as of March 31, 2021	—	$—	12,350,000	$1,235	$—	$(39,343,026)	$(39,341,791)
Net loss	—	—	—	—	—	(6,319,149)	(6,319,149)

Balance as of June 30, 2021	—	$—	12,350,000	$1,235	$—	$(45,662,175)	$(45,660,940)
Net income	—	—	—	—	—	5,307,590	5,307,590
Balance as of September 30, 2021	—	$—	12,350,000	$1,235	$—	$(40,354,585)	$(40,353,350)

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
The Sponsor has agreed t
o
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
In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party
(other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party o
r
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

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. During the quarter ended September 30, 2021, the Company determined that at the closing of the Company’s Initial Public Offering (including the sale of the shares issued pursuant to the exercise of the underwriters’ overallotment) it had improperly classified its Class A ordinary shares subject to possible redemption at the closing of the Company’s Initial Public Offering and the closing of the sale of shares pursuant to the exercise of the underwriters’ overallotment. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of
 $10.00 per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form
10-Q
filed on July 2, 2021 containing financial statements as of March 31, 2021, and Quarterly Report on Form
10-Q
filed on August 16, 2021 containing financial statements as of June 30, 2021. Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to the Affected Quarterly Periods in this quarterly report.
There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s previously issued financial statements is reflected in the following tables.

	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet as of March 31, 2021 (unaudited)
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	$369,658,200	$44,341,800	$414,000,000
Shareholders’ equity (deficit)
Class A ordinary shares—$0.0001 par value	443	(443)	—
Class B ordinary shares—$0.0001 par value	1,235	—	1,235
Additional paid-in-capital	—	—	—
Accumulated deficit	4,998,331	(44,341,357)	(39,343,026)

Total shareholders’ equity (deficit)	$5,000,009	$(44,341,800)	$(39,341,791)

Number of shares subject to redemption	36,965,820	4,434,180	41,400,000

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations For the three months ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	41,400,000	(11,960,000)	29,440,000
Basic and diluted weighted average shares outstanding, Class B non-redeemable ordinary shares	11,960,000	—	11,960,000
Basic and diluted net income (loss) per share, Class A redeemable ordinary shares	—	(0.04)	(0.04)
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	1.54	(1.58)	(0.04)

	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows For the three months ended March 31, 2021 (unaudited)
Initial classification of Class A redeemable ordinary shares	337,272,220	(337,272,220)	—
Change in value of Class A redeemable ordinary shares	32,385,980	(32,385,980)	—

	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet as of June 30, 2021 (unaudited)
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	$363,339,050	$50,660,950	$414,000,000
Shareholders’ equity (deficit)
Class A ordinary shares—$0.0001 par value	506	(506)	—
Class B ordinary shares—$0.0001 par value	1,235	—	1,235
Additional paid-in-capital	6,319,087	(6,319,087)	—
Accumulated deficit	(1,320,818)	(44,341,357)	(45,662,175)
Total shareholders’ equity (deficit)	$5,000,010	$(50,660,950)	$(45,660,940)

Number of shares subject to redemption	36,333,905	5,066,095	41,400,000

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

	As Previously Reported	Restatement Adjustment	As Restated
Statements of Operations for the three and six months ended June 30, 2021 (unaudited)
Three months ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	41,400,000	—	41,400,000
Basic and diluted weighted average shares outstanding, Class B non-redeemable ordinary shares	12,350,000	—	12,350,000
Basic and diluted net income (loss) per share, Class A redeemable ordinary shares	—	(0.12)	(0.12)
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	(0.51)	0.39	(0.12)
Six months ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	41,400,000	(5,946,961)	35,453,039
Basic and diluted weighted average shares outstanding, Class B non-redeemable ordinary shares	12,156,077	—	12,156,077
Basic and diluted net income per share, Class A redeemable ordinary shares	—	0.25	0.25
Basic and diluted net income per share, Class B non-redeemable ordinary shares	1.00	(0.75)	0.25

	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows For the six months ended June 30, 2021 (unaudited)
Initial classification of Class A redeemable ordinary shares	337,272,220	(337,272,220)	—
Change in value of Class A redeemable ordinary shares	26,066,830	(26,066,830)	—
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
At September 30, 2021 and January 26, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$414,000,000
Less: Proceeds allocated to Public Warrants	(36,429,930)
Less: Class A ordinary shares issuance costs	(21,362,080)
Add: Accretion of carrying value to redemption value	57,792,010
Class A ordinary shares subject to possible redemption	$414,000,000

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
Net income (loss) per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 30,980,000 potential Class A ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary
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
basis.
NOTE 9. WARRANTS
Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation
.

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
$
414,017,078

in
money market funds, which are invested in U.S. Treasury Securities. At December 31, 2020, there were no
assets held in the Trust Account. Through September 30, 2021, the Company did
no
t withdraw any interest income from the Trust Account.

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
The Public Warrants were initially valued using a Monte Carlo simulation implementing the Black Scholes Option Pricing Model that is modified to capture the redemption features of the Public Warrants. The primary unobservable inputs utilized in determining the fair value of the Public Warrants are the expected volatility of the ordinary shares and the
s
hare
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
10-Q/A
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
Liquidity and Capital Resources
On January 26, 2021, we consummated the Initial Public Offering of 41,400,000 Units, which included a full exercise by the underwriters of their overallotment option in the amount of 5,400,000 Units, at $10.00 per Unit, generating gross proceeds of $414,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 10,280,000 Private Placement Warrant at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of $10,280,000.

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
(e) and
15d-15
(e) under the Exchange Act) were not effective, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the material weakness identified in our internal controls related to the Company’s accounting for complex financial instruments. This material weakness resulted in the restatement of the Company’s balance sheet as of January 26, 2021, and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports filed pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Management has specifically expanded and improved our review process for complex securities and related accounting standards and we further improved this process by enhancing access to accounting literature, and the identification of third-party professionals with whom to consult regarding complex accounting applications.
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
As described above, our management and our audit committee concluded that we identified a material weakness in our internal controls over financial reporting.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q/A.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMAVERA CAPITAL ACQUISITION CORPORATION

Date: January 26, 2022	By:	/s/ Tong Chen
	Name:	Tong Chen
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)