Form 10-K
period 2021-12-31
Primavera Capital Acquisition Corp.
filed 2022-03-31
CIK 1818787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.
Commission File Number 001-39915

PRIMAVERA CAPITAL ACQUISITION CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

41/F Gloucester Tower, 15 Queen’s Road Central Hong Kong	N/A
(Address of Principal Executive Offices)	Zip Code
Registrant’s telephone number, including area code: +852 3767 5100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A ordinary shares, par value $0.0001 per share	PV	The New York Stock Exchange
Redeemable warrants, each warrant exercisable for one Class A ordinary share at an exercise price of $11.50	PV WS	The New York Stock Exchange
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	PV.U	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☒    No  ☐
The registrant’s units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half
of one redeemable warrant, began trading on The New York Stock Exchange on January 26, 2021. Commencing March 12, 2021, holders of the units were permitted to elect to separately trade the Class A ordinary shares and warrants included in the units. On June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A ordinary shares held by non-affiliates
of the registrant was $404,478,000

(based on the closing sales price of the
ordinary shares on June 30, 2021 of $9.77).
As of March 31
, 2022,
41,400,000
 Class A ordinary shares, par value $0.0001 per share, and
12,350,000
 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
None

PRIMAVERA CAPITAL ACQUISITION CORPORATION
ANNUAL REPORT ON FORM
10-K

CERTAIN TERMS
Unless otherwise stated in this Annual Report on Form
10-K
(this “Annual Report”), references to:
“we,” “us,” “our,” “company,” or “our company” are to Primavera Capital Acquisition Corporation, a Cayman Islands exempted company;
“anchor investors” are to Aspex and Sky Venture, with whom we have entered into forward purchase agreements;
“amended and restated memorandum and articles of association” are to our Amended and Restated Memorandum and Articles of Association;
“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;
“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;
“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;
“directors” are to our current directors;
“FFG” are to Fosun Fashion Group (Cayman) Limited, a Cayman Islands exempted company;
“forward purchase agreements” are to the agreements providing for the sale of forward purchase shares and forward purchase warrants to the anchor investors in a private placement that closed concurrently with the closing of the initial business combination and the transfer of 1,000,000 founder shares by our sponsor to the anchor investors prior to the initial public offering;
“forward purchase securities” are to the forward purchase shares and forward purchase warrants;
“forward purchase shares” are to the 8,000,000 Class A ordinary shares to be issued to the anchor investors pursuant to the forward purchase agreement;
“forward purchase warrants” are to the 2,000,000 warrants to purchase Class A ordinary shares to be issued to the anchor investors pursuant to the forward purchase agreement;
“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
“independent directors” are to Chenling Zhang, Muktesh Pant, Teresa Teague and Sonia Cheng, unless the context indicates otherwise;
“initial public offering” are to the initial public offering of our units, which we consummated on January 26, 2021;
“initial shareholders” are to our sponsor and other holders of our founder shares prior to our initial public offering;
“JOBS Act” are to the Jumpstart Our Business Startups (JOBS) Act of 2012;
“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors and officers on January 26, 2021;
“management” or our “management team” are to our officers and directors;
“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;
“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (including units sold upon exercise of the underwriters’ over-allotment option) (whether they were purchased in our initial public offering or thereafter in the open market);

“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;
“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
“SEC” are to the U.S. Securities and Exchange Commission;
“Securities Act” are to the Securities Act of 1933, as amended;
“sponsor” or “Sponsor” are to Primavera Capital Acquisition LLC, a Cayman Islands limited liability company;
“trust account” are to a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee;
“variable interest entity” or “VIE” refers to the PRC entity of which we have power to control the management, and financial and operating policies and have the right to recognize and receive substantially all the economic benefits and in which we have an exclusive option to purchase all or part of the equity interests at the minimum price possible to the extent permitted by PRC law.
“warrants” are to our redeemable warrants sold as part of the units in our initial public offering (including units sold upon exercise of the underwriters’ over-allotment option) (whether they were purchased in the initial public offering or thereafter in the open market) and the private placement warrants; and
“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
Some of the statements contained in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding us or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our ability to select an appropriate target business or businesses;

•	our expectations around the performance of the prospective target business or businesses;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving the Business Combination (as defined below);

•	our potential ability to obtain additional financing to complete the Business Combination;

•	changes to the proposed structure of the Business Combination that may be required or appropriate as a result of applicable laws or regulations;

•
the inability of the parties to successfully or timely consummate the Business Combination and the other transactions in connection therewith, including as a result of the COVID-19 pandemic or the risk that any regulatory approvals are not obtained, are delayed or are subject to unanticipated conditions that could adversely affect the combined company or the expected benefits of the Business Combination or that the approval of the shareholders of the Company or the FFG is not obtained;

•	the risk that the Business Combination disrupts current plans and operations of the Company or the FFG as a result of the announcement and consummation of the Business Combination;

•	the ability of the FFG to grow and manage growth profitably and retain its key employees including its chief executive officer and executive team;

•	the inability to obtain or maintain the listing of the post-acquisition company’s securities on the NYSE following the Business Combination;

•	failure to realize the anticipated benefits of Business Combination;

•	risk relating to the uncertainty of the projected financial information with respect to the FFG;

•	the amount of redemption requests made by the Company’s shareholders and the amount of funds available in the trust account;

•	general economic conditions and other factors affecting the FFG’s business;

•	FFG’s ability to implement its business strategy;

•	FFG’s ability to manage expenses;

•	changes in applicable laws and governmental regulation and the impact of such changes on FFG’s business, FFG’s exposure to litigation claims and other loss contingencies;

•	the risks associated with negative press or reputational harm;

•	disruptions and other impacts to FFG’s business, as a result of the COVID-19 pandemic and government actions and restrictive measures implemented in response;

•	FFG’s ability to protect patents, trademarks and other intellectual property rights;

•	any breaches of, or interruptions in, FFG’s technology infrastructure;

•	changes in tax laws and liabilities and changes in legal, regulatory, political and economic risks and the impact of such changes on FFG’s business;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our ability to continue as a “going concern”; or

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report.
The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described herein in “Item 1A. Risk Factors
.
” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the ongoing
COVID-19
pandemic and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

PART I
Item 1. Business
Introduction
We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination.
While we may pursue a business combination target in any business or industry, we intend to focus on global consumer companies with a significant China presence or a compelling China potential. We believe the economic and market dislocation resulting from the
COVID-19
global pandemic has significantly broadened our opportunity set by putting additional pressure on many consumer businesses, which were already facing challenges prior to the pandemic. We further believe that as China becomes one of the first major economies to return to growth since the onset of the pandemic, consumer brands that can disproportionately benefit from strong brand equity and favorable consumption trends in China will emerge as long-term global winners in their addressable markets. We believe our management team and our directors have the relevant skills and experience to identify consumer companies that can best capture the current market opportunities.
Primavera Capital Group (“Primavera”), which is our affiliate, is a leading China-based alternative investment management firm. With offices located in Beijing, Hong Kong, Singapore, and Palo Alto, Primavera manages both USD and RMB funds for prominent financial institutions, sovereign wealth funds, pension plans, endowments, corporations and family offices around the world. Primavera employs a flexible investment strategy comprised of buy-out/control-oriented,
growth capital and restructuring investments, driven by China’s pivotal role as the biggest emerging consumer market in the global economy. Primavera has accumulated extensive experience in structuring and executing cross-border investment transactions. It seeks to create long-term value for its portfolio companies by combining deep local connectivity in China with global experience and best practices.
Company History
On July 17, 2020, our initial shareholders paid $25,000, or approximately $0.002 per share, to cover certain of our offering and formation costs in exchange for 12,350,000 founder shares (after giving effect to a share recapitalization), which founder shares were transferred to our sponsor on August 24, 2020. Our founder shares will automatically convert into Class A ordinary shares, on a one-for-one
basis, subject to adjustment as described herein and in our amended and restated memorandum and articles of association, upon the completion of a business combination. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the issued and outstanding ordinary shares upon completion of our initial public offering.
On August 24, 2020, our sponsor transferred 215,625 founder shares to Ms. Chenling Zhang, our independent director, for an aggregate purchase price of $625, or approximately $0.003 per share. Following the share capitalization on September 21, 2020 and Ms. Chenling Zhang’s waiver of her right to receive shares under such capitalization, our sponsor held an aggregate of 10,409,375 founder shares and then, in connection with entering into the forward purchase agreements, transferred to the anchor investors an aggregate of 1,000,000 founder shares for no cash consideration.
On December 30, 2020, our sponsor then transferred 40,000 founder shares to each of Mr. Teresa Teague, Ms. Sonia Cheng and Mr. Muktesh Pant for an aggregate purchase price of $120, respectively, or approximately $0.0003 per share.
On January 26, 2021, we completed our initial public offering of 41,400,000 units at a price of $10.00 per unit, generating gross proceeds of $414,000,000. Each unit consists of one Class A ordinary share, par value $0.0001 per share, and one-half
of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments.
Substantially concurrently with the completion of the initial public offering, our sponsor purchased an aggregate of 10,280,000 private placement warrants at a price of $1.00 per warrant, or $10,280,000 in the aggregate. A total of $414,000,000, comprising $405,720,000 of the proceeds from the initial public offering, including $14,490,000 of the underwriters’ deferred discount, and $8,280,000 of the proceeds of the sale of the private placement warrants, was placed in the trust account.
On March 12, 2021, we announced that, commencing March 12, 2021, holders of the units sold in the initial public offering may elect to separately trade the Class A ordinary shares and the warrants included in the units. Those units not separated continue to trade on The New York Stock Exchange (“NYSE”) under the symbol “PV.U,” and the Class A ordinary shares and warrants that were separated trade under the symbols “PV” and “PV WS,” respectively.

On March 23, 2022, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement” or “BCA”) by and among (i) the Company, (ii) Lanvin Group Holdings Limited, a Cayman Islands exempted company (“PubCo”), (iii) Lanvin Group Heritage I Limited, a Cayman Islands exempted company and a direct wholly owned subsidiary of PubCo (“Merger Sub 1”), (iv) Lanvin Group Heritage II Limited, a Cayman Islands exempted company and a direct wholly owned subsidiary of PubCo (“Merger Sub 2”, and together with Merger Sub 1, the “Merger Subs”), and (v) FFG. The BCA and the transaction contemplated thereby were unanimously approved by the board of directors of each of the Company and FFG.
The Business Combination Agreement
Pursuant to the BCA, on the closing of the Business Combination (as defined below) (the “Closing” and the date on which the Closing actually occurs, the “Closing Date”) and in sequential order, (i) the Forward Purchase Subscriptions (as defined below) will be consummated immediately prior to the completion of the Initial Merger or otherwise in accordance with the terms thereof, (ii) the Company will merge with and into Merger Sub 1, with Merger Sub 1 as the surviving entity in the merger, and, after giving effect to such merger, continuing as a wholly owned subsidiary of PubCo (the “Initial Merger”), (iii) Merger Sub 2 will merge with and into FFG, with FFG as the surviving entity in the merger (such surviving entity, the “Surviving Company”), and, after giving effect to such merger, continuing as a wholly owned subsidiary of PubCo (the “Second Merger”), (iv) the PIPE Investment (as defined below) shall be consummated immediately following the completion of the Initial Merger and the Second Merger, and (v) Merger Sub 1 will merge with and into the Surviving Company, with the Surviving Company as the surviving entity in the merger (the “Third Merger”). The Forward Purchase Subscriptions, the Initial Merger, the Second Merger, the PIPE Investment, the Third Merger, and the other transactions contemplated by the BCA are hereinafter referred to as the “Business Combination.”
The Business Combination
Subject to, and in accordance with, the terms and conditions of the BCA, in connection with the Initial Merger, (i) each unit will (to the extent not already separated) be automatically severed and the holder thereof will be deemed to hold one Class A ordinary share and one-half of a warrant, (ii) immediately following the separation of each unit, each issued and outstanding Class A ordinary share (but excluding (x) all of the Class A ordinary shares that will be redeemed pursuant to the election of eligible holders thereof in accordance with the Company’s organizational documents in connection with the transactions contemplated by the BCA (the “Shareholder Redemption”), and (y) all of the Class A ordinary shares that may have been issued upon the exercise of any warrants or in connection with the Private Placements (as defined below), the “Eligible Shares”) will automatically be converted into the right to receive a number of newly issued PubCo ordinary shares equal to (x) the sum of the aggregate number of Eligible Shares and 3,600,000, divided by (y) the aggregate number of Eligible Shares, subject to rounding, (iii) each (x) Class A ordinary share other than the Eligible Shares and (y) Class B ordinary share issued and outstanding will automatically be converted into the right to receive one newly issued PubCo ordinary share, (iv) each issued and outstanding warrant will be assumed by PubCo and converted into a warrant to purchase one PubCo ordinary share and (v) the issued and outstanding share in the capital of Merger Sub 1 will continue existing and constitute the only issued and outstanding share in the capital of Merger Sub 1.
Subject to, and in accordance with, the terms and conditions of the BCA, in connection with the Second Merger, (i) each issued and outstanding FFG ordinary share, FFG non-voting ordinary share and FFG preferred share (other than any Company Dissenting Shares (as defined in the BCA), collectively, “Company Shares”) will automatically be converted into the right to receive such number of newly issued PubCo ordinary shares that is equal to the Company Exchange Ratio, subject to rounding, and (ii) the issued and outstanding share in the capital of Merger Sub 2 will automatically be converted into one ordinary share of the Surviving Company, which ordinary share will constitute the only issued and outstanding share in the share capital of the Surviving Company. The “Company Exchange Ratio” is a number determined by dividing the price per Company Share (i.e. US$3.365773) by US$10.00. Subject to, and in accordance with, the terms and conditions of the BCA, in connection with the Third Merger, (i) the issued and outstanding ordinary share of the Surviving Company will be cancelled and cease to exist by virtue of the Third Merger, and (ii) the issued and outstanding share in the capital of Merger Sub 1 will automatically be converted into one ordinary share of the Surviving Company, which ordinary share will constitute the only issued and outstanding share in the share capital of the Surviving Company.
The Business Combination is expected to close in the second half of 2022, following the receipt of the required approvals by the Company’s shareholders and the fulfillment of other closing conditions.

Certain Related Agreements
PIPE Investment
Concurrently with the execution of the BCA, the Company and PubCo entered into Subscription Agreements with certain investors (collectively, the “PIPE Investors”) (the “PIPE Subscription Agreements”), pursuant to which, among other things, such PIPE Investors agreed to subscribe for and purchase and PubCo agreed to issue and sell to such PIPE Investors, certain PubCo ordinary shares (the “PIPE Investment”, and together with the investments to be made by each of Aspex Master Fund and Sky Venture Partners L.P. in accordance with the relevant forward purchase agreement, dated January 5, 2021 and January 4, 2021, respectively, by and among such forward purchase investor, the Company and the Sponsor (the “Forward Purchase Subscriptions”), the “Private Placement”). The closing of the PIPE Investment is contingent upon, among other things, the substantially concurrent consummation of the Business Combination and related transactions.

In connection with the PIPE Investment, PubCo will grant the PIPE Investors certain customary registration rights. PubCo ordinary shares to be issued pursuant to the PIPE Subscription Agreements have not been registered under the Securities Act, and will be issued in reliance on the availability of an exemption from such registration.
Sponsor Support Deed
Concurrently with the execution of the BCA, the Company, PubCo, the Sponsor, each other holder of Class B ordinary shares of the Company (the “Other Class B Shareholders”) and FFG entered into the Sponsor Support Deed (the “Sponsor Support Deed”), pursuant to which the Sponsor and such Other Class B Shareholders agreed to, among other things, (i) vote all of their ordinary shares and preferred shares of the Company held of record or thereafter acquired in favor of the BCA and the transactions contemplated thereby, (ii) be bound by certain covenants and agreements in the Business Combination Agreement, including non-solicitation and (iii) be bound by certain transfer restrictions with respect to their shares of the Company, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Deed, and pursuant to which the Sponsor also agreed to, immediately prior to the consummation of the Initial Merger, irrevocably forfeit and surrender certain Class B ordinary shares of the Company to the Company for nil consideration.
Shareholder Support Deed
Concurrently with the execution of the BCA, the Company, PubCo, FFG and certain existing shareholders of FFG entered into a Shareholder Support Deed (the “FFG Shareholder Support Deed”), pursuant to which such existing shareholders of FFG have agreed to, among other things, (i) vote all of their ordinary shares and preferred shares of FFG held of record or thereafter acquired in favor of the BCA and the transactions contemplated thereby, (ii) be bound by certain covenants and agreements in the Business Combination Agreement, including non-solicitation and (iii) be bound by certain transfer restrictions with respect to their shares of FFG, in each case on the terms and subject to the conditions set forth in the FFG Shareholder Support Deed, and pursuant to which Fosun Fashion Holdings (Cayman) Limited also agreed to, immediately prior to the consummation of the Second Merger, irrevocably forfeit and surrender certain ordinary shares of FFG to FFG for nil consideration.
Lock-Up Agreement
Concurrently with the execution of the BCA, PubCo, the Company, certain existing shareholders of FFG, the Sponsor and the Other Class B Shareholders entered into a Lock-Up Agreement (the “Lock-Up Agreement”), pursuant to which (i) Sponsor, the Other Class B Shareholders, Fosun International Limited (“Fosun”) and its affiliates, and their respective permitted transferees agreed not to sell, transfer or otherwise dispose of any Lock-Up Securities (as defined below) owned by them from the Closing until the earliest of (x) the date that is 12 months after the Closing Date; (y) the date on which PubCo completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of PubCo’s shareholders having the right to exchange their PubCo ordinary shares for cash, securities or other property (a “Liquidation Event Date”) and (z) if the last reported sale price of PubCo ordinary shares equals or exceeds US$12.00 per share (as adjusted for share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing, and (ii) such existing shareholders of FFG and their respective permitted transferees (other than Fosun, its affiliates and permitted transferees) agreed not to sell, transfer or otherwise dispose of any Lock-Up Securities (as defined below) owned by them from the Closing until the earlier of (x) the date that is 180 days after the Closing Date and (y) the Liquidation Event Date. The “Lock-Up Securities” (i) with respect to any of the Sponsor, the Other Class B Shareholders and their respective permitted transferees, are PubCo ordinary shares and the PubCo warrants (or PubCo ordinary shares issued or issuable upon the conversion or exercise of the PubCo warrants) held by such person immediately following the Closing (other than PubCo ordinary shares acquired pursuant to the Private Placement or in the public market), and (ii) with respect to any of the existing shareholders of FFG and their respective permitted transferees, are (A) PubCo ordinary shares held by such person immediately following the Closing (other than PubCo ordinary shares acquired pursuant to the Private Placement or in the public market) and (B) PubCo ordinary shares issued to directors and officers of PubCo upon settlement or exercise of restricted stock units, stock options or other equity awards outstanding as of immediately following the Closing.
Investor Rights Agreement
Concurrently with the execution of the BCA, PubCo, the Company, FFG, the Sponsor and certain existing shareholders of FFG entered into the Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which, among other things, (i) PubCo agreed to register for resale, pursuant to Rule 415 under the Securities Act, within certain period after the Closing Date, certain PubCo ordinary shares and other equity securities of PubCo held by certain parties from time to time, (ii) the Sponsor and such existing shareholders of FFG will be granted certain registration rights with respect to their respective PubCo ordinary shares, in each case, on the terms and subject to the conditions set forth in the Investor Rights Agreement, and (iii) PubCo agreed that its board of directors shall initially consist of seven (7) directors, with the Sponsor having the right to appoint and remove one (1) individual to serve as a director and the remaining directors nominated by the nominating committee of the board of directors of PubCo in consultation with the Sponsor and in accordance with the nominating committee’s policies and procedures.

Assignment, Assumption and Amendment Agreement
Concurrently with the execution of the BCA, PubCo, the Company and Continental Stock Transfer & Trust Company entered into an amendment and restatement (the “Assignment, Assumption and Amendment Agreement”) of that certain Warrant Agreement, dated January 21, 2021, by and between the Company and Continental Stock Transfer & Trust Company (the “Existing Warrant Agreement”), pursuant to which, among other things, effective as of the effective time of the Initial Merger, the Company will agree to assign all of its right, title and interest in the Existing Warrant Agreement to PubCo.
Emerging Growth Company Status and Other Corporate Information
We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates
exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.
Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates
exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates
exceeds $700 million as of the prior June 30th.
Our executive offices are located at 41/F Gloucester Tower, 15 Queen’s Road Central, Hong Kong, and our telephone number is +852 3767 5100. Our corporate website address is https://pvspac.com. The information included on or accessible through our website is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Initial Business Combination
The rules of the NYSE and our amended and restated memorandum and articles of association require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding the amount of any deferred underwriting discount held in trust) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.
We may structure our initial business combination so that the post transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.
Sourcing of Potential Business Combination Targets
We believe our management team’s significant operating and transaction experience and relationships will provide us with a substantial number of potential initial business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, the reputation of our management team for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.
This network has provided our management team with a flow of referrals that has resulted in numerous transactions which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our management team will provide us important sources of investment opportunities. In addition, we anticipate that target business combination candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core
assets or divisions.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or a valuation or appraisal firm that such an initial business combination is fair to our company from a financial point of view.
Members of our management team and our independent directors will directly or indirectly own founder shares and/or private placement warrants following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.
In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.
We have filed a Registration Statement on Form
8-A
with the SEC to register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
Status as a Public Company
We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their capital stock, shares or other equity securities in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses, market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a business combination with us.
Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.
While we believe that our structure and our management team’s background will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.
We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates
exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt during the prior three-year period.
Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates
exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates
exceeds $700 million as of the prior June 30th.

Financial Position
With funds available for a business combination initially in the amount of $479,510,000 (assuming no redemptions and which includes amounts to be received pursuant to the forward purchase agreements), after payment of $14,490,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.
Effecting Our Initial Business Combination
General
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering until the closing of our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, the private placement of the private placement warrants and the sale of the forward purchase shares, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.
We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. While we may pursue an initial business combination target in any industry, we intend to focus on global consumer companies with a significant China presence or a compelling China potential. Accordingly, there is no current basis for investors in our initial public offering to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.
We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of our initial public offering. Other than the forward purchase agreements, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsor, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Sources of Target Businesses
We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read Annual Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). In addition, commencing on January 26, 2021, we have paid our sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Any such payments prior to our initial business combination will be made from funds held outside the trust account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).
We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, or from completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
Evaluation of a Target Business and Structuring of Our Initial Business Combination
In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.
Lack of Business Diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team
Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.
Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Shareholders May Not Have the Ability to Approve Our Initial Business Combination
We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.
Under NYSE’s listing rules, shareholder approval would be required for our initial business combination if, for example:

•	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding (other than in a public offering);

•
Any of our directors, officers or substantial shareholders (as defined by NYSE rules) has a 5% or greater interest earned on the trust account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding

•	ordinary shares or voting power of 5% or more; or

•	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.
Permitted Purchases of Our Securities
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public
information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.
In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.
In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our initial shareholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors and/or their affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule
10b-5
of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination
We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.
Limitations on Redemptions
Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our initial public offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions
We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on NYSE, we will be required to comply with NYSE’s shareholder approval rules.
The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above is contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on NYSE. Such provisions may be amended if approved by holders of 65% of our ordinary shares entitled to vote thereon, so long as we offer redemption in connection with such amendment.
If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will, pursuant to our amended and restated memorandum and articles of association:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.
In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.
If we seek shareholder approval, we will complete our initial business combination only if we obtain an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the shareholders represented in person or by proxy and entitled to vote thereon who attend and vote at a general meeting of the company. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes
will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, we would need 14,525,001, or 35.1%, of the 41,400,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.
If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule
14e-1(a)
under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule
10b5-1
to purchase our Class A ordinary shares in the open market, in order to comply with Rule
14e-5
under the Exchange Act.
We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.
Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our initial public offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.
Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares (as defined below) without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.
However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights
As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the scheduled vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.
If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.
If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of our initial public offering (as such period may be extended pursuant to a shareholder vote).
Redemption of Public Shares and Liquidation if No Initial Business Combination
Our amended and restated memorandum and articles of association provide that we will have only 24 months from the closing of our initial public offering to complete our initial business combination. If we do not complete our initial business combination within such
24-month
period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the
24-month
time period.
Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 24 months from the closing of our initial public offering. However, if our sponsor or management team acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted
24-month
time period.

Our sponsor, officers, and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,000,000 of proceeds held outside the trust account following our initial public offering, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
If we were to expend all of the net proceeds of our initial public offering, the sale of the private placement warrants and the forward purchase securities, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share
redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share
redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share
redemption price will not be less than $10.00 per share.
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,000,000 from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds from the funds not to be held in the trust account.
If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.
Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive advantage in successfully negotiating an initial business combination.

Employees
We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.
Periodic Reporting and Financial Information
We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our Annual Report contains financial statements audited and reported on by our independent registered public accountants.
We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
We have filed a Registration Statement on Form
8-A
with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (as Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates
exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt during the prior three-year period.
Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks
We may not be able to effect the Business Combination pursuant to the Business Combination Agreement. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction, and may not be able to find additional sources of financing to cover those costs.
In connection with the Business Combination Agreement, we have incurred substantial costs researching, planning and negotiating the transaction. These costs include, but are not limited to, costs associated with securing sources of equity and debt financing, costs associated with employing and retaining third-party advisors who performed the financial, auditing and legal services required to complete the transaction, and the expenses generated by our officers, executives, managers and employees in connection with the transaction. If, for whatever reason, the transactions contemplated by the Business Combination Agreement fail to close, we will be responsible for these costs, but will have no source of revenue with which to pay them. We may need to obtain additional sources of financing in order to meet our obligations, which we may not be able to secure on the same terms as our existing financing or at all. If we are unable to secure new sources of financing and do not have sufficient funds to meet our obligations, we will be forced to cease operations and liquidate the trust account.
If the anticipated Business Combination with FFG fails, it may be difficult to research a new prospective target business, negotiate and agree to a new business combination, and/or arrange for new sources of financing by January 26, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
Finding, researching, analyzing and negotiating with FFG took a substantial amount of time, and if the business combination with FFG fails, we may not be able to find a suitable target business and complete our initial business combination within 24 months after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a blank check company incorporated under the laws of the Cayman Islands and all our activities to date have been related to our formation and initial public offering and our search for a business combination target. Because we lack a significant operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete. Please see the section entitled “Item 1, Business—Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.
Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
At the time of your investment in us, you were not provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.
The recent
COVID-19
global pandemic and the impact on business and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately complete a business combination.
In December 2019, a novel strain of coronavirus
(COVID-19)
was reported, which has and is continuing to spread throughout China and other parts of the world, including the United States and Europe. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to the coronavirus, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of the coronavirus and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, business operations and the conduct of commerce generally and could have a material adverse effect on the business of any potential target business with which we complete a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to the coronavirus restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and complete a transaction in a timely manner. The extent to which the coronavirus impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and the actions to contain the coronavirus or treat its impact, among others. If the disruptions posed by the coronavirus or other matters of global concern continue for an extensive period of time, it could have a material adverse effect on our ability to complete a business combination, or the operations of a target business with which we ultimately complete a business combination.
In addition, our ability to complete a transaction may be dependent on the ability to raise equity and debt financing and the coronavirus pandemic and other related events could have a material adverse effect on our ability to raise adequate financing.
If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
Our initial shareholders own 20% of the sum of our issued and outstanding ordinary shares immediately following the completion of our initial public offering plus 8,000,000 Class A ordinary shares to be sold pursuant to the forward purchase agreements. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. As a result, in addition to our initial shareholders’ founder shares, we would need 14,525,001, or 35.1%, of the 41,400,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

In evaluating a prospective target business for our initial business combination, our management may consider the availability of all of the funds from the sale of the forward purchase shares, which may be used as part of the consideration to the sellers in the initial business combination. If the sale of some or all of the forward purchase shares fails to close, we may lack sufficient funds to consummate our initial business combination.
We have entered into forward purchase agreements pursuant to which the anchor investors have agreed to purchase an aggregate of 8,000,000 forward purchase shares plus 2,000,000 redeemable warrants for a purchase price of $10.00 per forward purchase share, or $80,000,000 in the aggregate, in a private placement to close concurrently with our initial business combination. The funds from the sale of forward purchase shares may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. The obligations under the forward purchase agreements do not depend on whether any public shareholders elect to redeem their shares and provide us with a minimum funding level for the initial business combination. However, if the sale of the forward purchase shares does not close for any reason, including by reason of the failure by some or all of the anchor investors to fund the purchase price for their forward purchase shares, for example, we may lack sufficient funds to consummate our initial business combination. Additionally, the anchor investors’ obligations to purchase the forward purchase shares are subject to termination prior to the closing of the sale of the forward purchase shares by mutual written consent of the company and each anchor investor, or, automatically: (i) if the gross proceeds from our initial public offering and the forward purchase agreements are less than $250,000,000; (ii) if our initial business combination is not consummated within 24 months from the closing of our initial public offering; or (iii) if our sponsor or the Company becomes subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of our sponsor or the company, in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment. The anchor investors’ obligations to purchase their forward purchase shares are subject to fulfillment of customary closing conditions, including the following: (i) our initial business combination must be consummated substantially concurrently with, and immediately following, the purchase of forward purchase shares; and (ii) the Company must have delivered to the anchor investors a certificate evidencing the company’s good standing as a Cayman Islands exempted company, as of a date within ten (10) business days of the closing of the sale of forward purchase shares. In the event of any such failure to fund by an anchor investor, any obligation is so terminated or any such condition is not satisfied and not waived by an anchor investor, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company. While each anchor investor has represented to us that it has sufficient funds to satisfy its obligations under the respective forward purchase agreements, we have not obligated the anchor investors to reserve funds for such obligations.
If the anchor investors purchase large amounts of public shares in the open market, they may attempt to leverage their redemption rights in order to affect the outcome of a potential initial business combination.
The anchor investors have redemption rights with respect to any public shares they own, subject to the limitation that under the Company’s amended and restated memorandum and articles of association that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of Exchange Act), is restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the public shares, without the prior consent of the Company. If management proposes an initial business combination that some or all of the anchor investors are not in favor of, such anchor investors may decide to purchase public shares in the open market and seek to leverage their redemption rights to influence whether such business combination is consummated. This could result in our having to negotiate for more favorable terms for the anchor investors, which could jeopardize our ability to successfully consummate an initial business combination. See “—In evaluating a prospective target business for our initial business combination, our management may consider the availability of all of the funds from the sale of the forward purchase shares, which may be used as part of the consideration to the sellers in the initial business combination. If the sale of some or all of the forward purchase shares fails to close, we may lack sufficient funds to consummate our initial business combination.”
The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one
basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.
The requirement that we complete our initial business combination within 24 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration with the SEC. As a result, at times, fewer attractive targets may be available and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

We may not be able to complete our initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
We may not be able to find a suitable target business and complete our initial business combination within 24 months after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.
If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.
In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Item 1, Business—Effecting Our Initial Business Combination—Permitted Purchases of Our Securities” for a description of how our sponsor, directors, officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.
In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. See the section of this Annual Report entitled “Item 1, Business—Delivering Share Certificates in Connection with the Exercise of Redemption Rights.”
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
business combination activity, and (iii) the redemption of our public shares if we do not complete an initial business combination within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
You are not entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 following the completion of our initial public offering and the sale of the private placement warrants and will file a Current Report on Form
8-K,
including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.
We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we do not complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.
If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 24 months, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.
Of the net proceeds of our initial public offering, the sale of the private placement warrants and the sale of the forward purchase securities, only $1,000,000 will be available to us initially outside the trust account to fund our working capital requirements. We believe that, upon closing of our initial public offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 24 months; however, we cannot assure you that our estimate is accurate. Of these funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.
Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per share.
Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we do not complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share
redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as Exhibit 10.1 to this Annual Report, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.
We may not have sufficient funds to satisfy indemnification claims of our directors and officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.
If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share
amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share
amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we do not consummate our initial business combination within 24 months from the closing of our initial public offering, our public shareholders may be forced to wait beyond such to 24 months before redemption from our trust account.
If we do not consummate our initial business combination within 24 months from the closing of our initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up,
liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination.
Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,292.68 and to imprisonment for five years in the Cayman Islands.
We may not hold an annual general meeting of shareholders until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.
In accordance with NYSE’s corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on NYSE. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination.

The grant of registration rights to our initial shareholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.
Pursuant to an agreement that was entered into concurrently with the consummation of our initial public offering, our initial shareholders and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and holders of securities that may be issued upon conversion of working capital loans may demand that we register such units, shares, warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. Pursuant to the forward purchase agreements, we have agreed that we will use our reasonable best efforts (i) to file within 30 days after the closing of the initial business combination (and, with respect to clause (ii)(B) below, within 30 days following announcement of the results of the shareholder vote relating to our initial business combination or the results of our offer to shareholders to redeem their Class A ordinary shares in connection with our initial business combination (whichever is later), which we refer to as the “disclosure date”) a registration statement with the SEC for a secondary offering of  (A) the forward purchase securities and Class A ordinary shares underlying the forward purchase warrants and founder shares, and (B) any other Class A ordinary shares or warrants acquired by the anchor investors, including any time after we complete our initial business combination, (ii) to cause such registration statement to be declared effective promptly thereafter, but in no event later than 60 days after the closing of the initial business combination or the disclosure date, as the case may be and (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which the anchor investor ceases to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act, and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the forward purchase agreements and the strategic partnership agreement. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.
Because we are neither limited to evaluating a target business in a particular industry sector nor have we entered into any definitive agreement with any target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our amended and restated memorandum and articles of association prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.
We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.
We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.
Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.
We may issue additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.
Our amended and restated memorandum and articles of association authorizes the issuance of up to 400,000,000 Class A ordinary shares, par value $0.0001 per share, 40,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. There are 358,600,000 and 27,650,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants and the forward purchase warrants, or shares issuable upon conversion of the Class B ordinary shares or shares issued upon the sale of the forward purchase shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one
ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. There are currently no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preferred shares:
•    may significantly dilute the equity interest of investors in our initial public offering;
•    may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;
•    could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•    may adversely affect prevailing market prices for our securities, Class A ordinary shares and/or warrants.
Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.
The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one
basis, subject to adjustment for share
sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all founder shares, which includes the 2,000,000 Class B ordinary shares issued in connection with the forward purchase agreements, will equal, in the aggregate, 20% of the sum of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders) plus 8,000,000 Class A ordinary shares to be sold pursuant to the forward purchase agreements, including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by us in connection with or in relation to the consummation of the initial business combination (including the forward purchase shares and Class A shares into which the Class B shares are converted, but not the forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans; provided that such conversion of founder shares will never occur on a less than one-for-one
basis.
Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.
If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our Class A ordinary shares or warrants, the U.S. holder may be subject to adverse United States federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up
exception. Depending on the particular circumstances the application of the start-up
exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up
exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year (and, in the case of the startup exception, potentially not until after the two taxable years following our current taxable year). Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service may require, including a PFIC annual information statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.
We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.
We may, in connection with our initial business combination and subject to requisite shareholder approval by special resolution under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.
After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.
It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.
Risks Relating to Primavera Capital Group, our Sponsor and Management Team
We are dependent upon our officers and directors and their loss could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.
Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.
Certain other Primavera entities have similar or overlapping investment objectives and guidelines, and we may not be presented investment opportunities that may otherwise be suitable for us.
Primavera, our affiliate, currently invests and plans to continue to invest third-party capital in a wide variety of investment opportunities globally. There may be overlap of investment opportunities with certain other Primavera entities that are actively investing and similar overlap with future Primavera entities. This overlap could create conflicts of interest. In particular, investment opportunities that may otherwise be suitable for us may not be presented to us by Primavera or our sponsor. This overlap could also create conflicts in determining to which entity a particular investment opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.
Certain members of our management team may be involved in and have a greater financial interest in the performance of other Primavera entities, and such activities may create conflicts of interest in making decisions on our behalf.
Certain members of our management team may be subject to a variety of conflicts of interest relating to their responsibilities to Primavera and its other affiliates. Such individuals may serve as members of management or a board of directors (or in similar such capacity) to various other Primavera entities. Such positions may create a conflict between the advice and investment opportunities provided to such entities and the responsibilities owed to us. The other entities in which such individuals may become involved may have investment objectives that overlap with ours. Furthermore, certain of our principals and employees may have a greater financial interest in the performance of such other Primavera entities than our performance. Such involvement may create conflicts of interest in sourcing investment opportunities on our behalf and on behalf of such other entities.
Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.
The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. See “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 13. Certain Relationship and Related Transactions, and Director Independence.”
Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
We currently engage and, until we consummate our initial business combination, we will continue to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.
In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination. See “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 13. Certain Relationship and Related Transactions, and Director Independence.”
Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See the section titled “Description of Securities—Certain Differences in Corporate Law—Shareholder Suits” in the prospectus relating to our initial public offering for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.
In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under See “Item 10. Directors, Executive Officers and Corporate Governance” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1 Business—Effecting our initial business combination—Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.
Since our sponsor, the anchor investors, officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
In July 2020, our initial shareholders paid $25,000, or approximately $0.002 per share, to cover certain of our offering and formation costs in exchange for 12,350,000 founder shares, which founder shares were transferred to our sponsor on August 24, 2020. On August 24, 2020, our sponsor then transferred 215,625 founder shares to Ms. Zhang for an aggregate purchase price of $625, or approximately $0.003 per share. Following the share capitalization on September 21, 2020 and Ms. Zhang’s waiver of her right to receive shares under such capitalization, our sponsor held an aggregate of 10,409,375 founder shares and then, in connection with entering into the forward purchase agreements, transferred to the anchor investors an aggregate of 1,000,000 founder shares for no cash consideration. On December 30, 2020, our sponsor then transferred 40,000 founder shares to Mr. Pant, 40,000 founder shares to Ms. Teague and 40,000 founder shares to Ms. Cheng for an aggregate purchase price of $120, $120 and $120, respectively, or approximately $0.003 per share. Prior to the initial investment in the company of $25,000 by the initial shareholders, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding, which includes the 2,000,000 Class B ordinary shares issued in connection with the forward purchase agreements, was determined based on the then-expectation that the total size of our initial public offering would be a maximum of 34,500,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the sum of the outstanding shares after our initial public offering and 8,000,000 Class A ordinary shares to be sold pursuant to the forward purchase agreements. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 10,280,000 private placement warrants for an aggregate purchase price of $10,280,000, or $1.00 per warrant. The private placement warrants will also be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the
24-month
anniversary of the closing of our initial public offering nears, which is the deadline for our completion of an initial business combination (such deadline may be extended pursuant to a shareholder vote).
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.
The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims
(“run-off
insurance”). The need for
run-off
insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.
The military action in Ukraine has adversely affected economic and business conditions in Europe and may continue to adversely affect conditions in that region as well as the business and prospects of potential targets. This could reduce the number of attractive targets, increase the cost of our initial business combination and could result in our inability to find a suitable target or to consummate a business combination.
On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is possible. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the U.S. and other countries and companies and organizations against officials, individuals, regions and industries in Russia and Ukraine, and actions taken by Russia in response to such sanctions, tensions, and military actions could have a material adverse effect on the business or prospects of potential healthcare target companies in the northern part of Europe, where we may consider on our search. Any such material adverse effect from the conflict and enhanced sanctions activity may include reduced trading and business activity levels, disruption of financial markets, increased costs, and disruption of services, inability to complete financial or banking transactions, and inability to service existing or new customers in the region. Prolonged unrest, military activities, or broad-based sanctions, should they be implemented, could have a material adverse effect on our ability to complete a business combination with a suitable target.
Risks Relating to Our Securities
We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive and financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon such evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021, due solely to the material weakness in our internal control over financial reporting described below under the heading “Item 9, Controls and Procedures.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with the U.S. generally accepted accounting principles.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
To address the material weakness, management has devoted, and plans to continue to devote, significant efforts and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial advisors and other third-party professionals. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
As we continue to evaluate and improve our financial reporting process, we may take additional actions to modify certain of the remediation measures described above. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.
As a result of the material weaknesses we’ve identified, the changes in accounting for the warrants and for Class A ordinary shares subject to redemption, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.
The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share
redemption amount received by public shareholders may be less than $10.00 per share.
The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata
share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share
redemption amount received by public shareholders may be less than $10.00 per share.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,
each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
business combination activity; or (iii) absent an initial business combination within 24 months from the closing of our initial public offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.
NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our unit, Class A ordinary shares and warrants are eligible to trade separately listed on NYSE. Although we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will continue to be, listed on NYSE in the future or prior to our initial business combination. In order to continue listing our securities on NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, following our initial public offering, we must maintain a minimum amount in shareholder’s equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NYSE’s initial listing requirements, which are more rigorous than NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on NYSE. For instance, our share price would generally be required to be at least $4.00 per share and our shareholder’s equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.
If NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on NYSE, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.
You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.
If the issuance of the Class A ordinary shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.
We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.
If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.
In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.
If our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our commercially reasonable efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.
In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.
The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of our Class A ordinary shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.
Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.
Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants and forward purchase warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants and forward purchase warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants and forward purchase warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.
Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of our warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This
choice-of-forum
provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.
If (i) we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our sponsor or its affiliates, without taking into account any founder shares held by our initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination (net of redemptions), and (iii) the volume-weighted average trading price of our Class A ordinary shares during the
20-trading-day
period starting on the trading day prior to the day on which we complete our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively. This may make it more difficult for us to consummate an initial business combination with a target business.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sale price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders and provided certain other conditions are met. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current Annual Report relating to those Class A ordinary shares is available throughout the
30-day
redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the sponsor or its permitted transferees.
Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.
We have issued warrants to purchase 20,700,000 of our Class A ordinary shares as part of the units sold in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 10,280,000 private placement warrants, at $1.00 per warrant. We issued 2,000,000 forward purchase warrants concurrently with the sale of the forward purchase shares. In addition, if the sponsor makes any working capital loans, it may convert those loans into up to an additional 150,000 private placement warrants, at the price of $1.00 per warrant. Our public warrants are also redeemable by us for Class A ordinary shares. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains
one-half
of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.
Each unit contains
one-half
of one warrant. Pursuant to the warrant agreement, no fractional warrants were issued upon separation of the units, and only whole units trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half
of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.
Risk Associated with Acquiring and Operating a Business in Foreign Countries
If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.
If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;
•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.
If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.
Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.
We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we expected them to possess. Should the target business’s management not have the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.
Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants and forward purchase securities, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability. The net proceeds from our initial public offering and the sale of the private placement of warrants and forward purchase securities provides us with $479,510,000 that we may use to complete our initial business.
We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.
Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or instruments and agreements governing our securities in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.
In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association require a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds
of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 24 months of the closing of our initial public offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.
The provisions of our amended and restated memorandum and articles of association that relate to our pre-business
combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds
of our ordinary shares who attend and vote at a general meeting of the company (or 65% of our ordinary shares who attend and vote at a general meeting of the company with respect to amendments to the trust agreement governing the release of funds from our trust account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.
Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business
combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law which requires the affirmative vote of a majority of at least two-thirds
of the shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares who attend and vote at a general meeting of the company. Our initial shareholders, who collectively beneficially own 20% of the sum of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business
combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.
Our sponsor, officers, and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers, or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Certain agreements may be amended without shareholder approval.
Certain agreements, including the underwriting agreement relating to our initial public offering, the letter agreement among us and our sponsor, officers and directors, and the registration rights agreement among us and our initial shareholders, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement with our sponsor, officers and directors contains provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval. While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering, the sale of the private placement warrants and the forward purchase securities. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.
Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.
Our initial shareholders own 20% of the sum of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.
Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form
10-K
for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
We reevaluated the accounting for our warrants and determined that our warrants will be accounted as a warrant liability, which may have an adverse effect on the market price of our Class A Ordinary Shares and may make it more difficult for us to consummate an initial business combination.
On April 12, 2021, the Staff of the SEC (the “Staff”) issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (the “SEC Warrant Statement”). In the SEC Warrant Statement, the Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the Initial Public Offerings of special purpose acquisition companies such as us. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, we reevaluated the accounting for the warrants under Accounting Standards Codification (“ASC”)
815-40.
Based on such reevaluation, we determined to account for our warrants in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we have reclassified each of the warrants as a liability at its fair value as determined by us based upon a valuation report obtained from an independent third-party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a blank check company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.
After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.
The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.
Exchange rate fluctuations and currency policies may cause a target business’s ability to succeed in the international markets to be diminished.
In the event we acquire a
non-U.S.
target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.
In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.
We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.
We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.
We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.
We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We will have operations, agreements with third parties and make sales in Asia, which may experience corruption. Our proposed activities in Asia create the risk of unauthorized payments or offers of payments by one of the employees, consultants, or sales agents of our Company, because these parties are not always subject to our control. It will be our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, or sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.
We employ a mail forwarding service, which may delay or disrupt our ability to receive mail in a timely manner
Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by Company to be dealt with. None of the Company, its directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address, which may impair your ability to communicate with us.
Risks Associated with Acquiring and Operating a Business in China
The M&A Rules and certain other People’s Republic of China (“PRC”) regulations establish complex procedures for certain acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue a business combination with a China-based business.
The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “M&A Rules”), adopted by six PRC regulatory agencies in 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex. For example, the M&A Rules require, among other things, that the Ministry of Commerce (the “MOFCOM”) be notified in advance of any change-of-control
transaction in which a foreign investor takes control of a PRC domestic enterprise if (a) any important industry is concerned, (b) such transaction involves factors that impact or may impact national economic security or (c) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand.

Moreover, according to the Anti-Monopoly Law and other relevant PRC regulations, the transactions which are deemed concentrations and involve parties with specified turnover thresholds must be cleared by the State Administration for Market Regulation before they can be completed. On July 1, 2015, the National Security Law of China (the “National Security Law”) took effect, which provides that China would establish rules and mechanisms to conduct national security review of foreign investments in China that may impact national security. On March 15, 2019, the PRC National People’s Congress approved the Foreign Investment Law of China (the “Foreign Investment Law”), which came into effect on January 1, 2020, reiterates that China will establish a security review system for foreign investments. On December 19, 2020, the National Development and Reform Commission (the “NDRC”) and the MOFCOM jointly issued the Measures for the Security Review of Foreign Investments (the “FISR Measures”), which were made according to the National Security Law and the Foreign Investment Law and became effective on January 18, 2021. Under the FISR Measures, foreign investments in military-related industries and certain other industries that affect or may affect national security shall be subject to the security review conducted by the office led by the NDRC and the MOFCOM, and other foreign investments that affect or may affect national security may also be subject to the security review at the discretion of such office. The FISR Measures further expand the scope of national security review on foreign investment compared to the existing rules, while leaving substantial room for interpretation and speculation.
The Foreign Investment Law replaced the trio of prior laws regulating foreign investment in the PRC, namely, the Sino-Foreign Equity Joint Venture Enterprise Law, the Sino-Foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-Invested Enterprise Law, together with their implementation rules and ancillary regulations, and became the legal foundation for foreign investment in the PRC from January 1, 2020. Pursuant to the Foreign Investment Law, the State Council shall promulgate or approve a list of special administrative measures for access of foreign investments. On December 27, 2021, the NDRC and the MOFCOM promulgated the Special Administrative Measures (Negative List) for Foreign Investment Access (2021 Edition) (the “2021 National Negative List”) and the Special Administrative Measures (Negative List) for Foreign Investment Access in Pilot Free Trade Zones (2021 Edition) (the “2021 FTZ Negative List”) (collectively the “2021 Negative Lists”), which took effect on January 1, 2022. Foreign investments in Hainan Free Trade Port are subject to a special negative list which was promulgated by the NDRC and the MOFCOM on December 31, 2020 and took effect on February 1, 2021. Foreign investors shall not invest in the “prohibited” industries on the negative list, and shall meet such requirements as stipulated under the negative list for making investment in the “restricted” industries. Depending on the specific industry in which the China-based target for our business combination operates its businesses, our initial business combination may be subject to the applicable requirements in the negative lists.
If we pursue an initial business combination with a China-based business, or if the combined company after our initial business combination pursues additional strategic acquisitions in China, complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM, any other relevant PRC governmental authorities or their respective local counterparts may delay or inhibit our ability to complete such transactions on a timely basis or at all. In such event, we may not be able to complete our initial business combination with a desirable target within the prescribed timeframe, and the combined company’s ability to expand its business or maintain its market share by strategic acquisitions may be limited.
If we pursue an initial business combination with a China-based business, the approval from the PRC governmental authorities and/or the filing procedure with the China Securities Regulatory Commission (the “CSRC”) may be required, and, if required, we cannot assure you that we will be able to obtain such approval on a timely basis or at all.
The M&A Rules include, among other things, provisions that purport to require any offshore special purpose vehicle that is controlled by PRC companies or individuals and formed for the purpose of seeking a public listing on an overseas stock exchange through acquisition of PRC domestic companies to obtain the approval of the CSRC prior to the listing and trading of its securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by any such special purpose vehicle seeking CSRC’s approval of overseas listings. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules and the CSRC approval requirement to offshore special purpose vehicles.
In addition, the Opinions on Strictly Cracking Down on Illegal Securities Activities According to Law (the “Opinions”) jointly issued by the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council, which were made available to the public on July 6, 2021, call for strengthened regulation over illegal securities activities and supervision of overseas listings by China-based companies and propose to take effective measures to deal with the risks and incidents faced by China-based overseas-listed companies. The Opinions also provide that the State Council will revise provisions regarding the overseas issuance and listing of shares by companies limited by shares and will clarify the duties of domestic regulatory authorities.

On December 24, 2021, the CSRC released the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments, the “Overseas Listing Provisions”) and the Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments, the “Overseas Listing Filing Measures”) for public consultation. If adopted, the Overseas Listing Provisions and Overseas Listing Filing Measures will represent a major overhaul of the regulatory regime applicable to overseas listing by companies based in the mainland of China. According to the Overseas Listing Provisions and Overseas Listing Filing Measures,

•	domestic companies that seek to offer and list securities in overseas markets, either in direct or indirect form, shall fulfill a filing procedure with the CSRC and satisfy certain requirements;

•
the direct form of listing overseas refers to the listing and offering by a company incorporated in the PRC, while the indirect form of listing overseas refers to the listing and offering overseas conducted by companies with major business operations within the PRC, but under the name of an overseas incorporated company and on the basis of the equity, assets, return or other similar rights of the relevant domestic enterprises;

•
in the context of an indirect form of listing overseas, on the principle of substance over formality, if an issuer satisfies the following criteria (it is unclear whether both or either of the following should be satisfied), then the listing shall be captured as an indirect listing by a domestic company and be subject to the filing requirements: (i) the audited revenue, total profit, total asset or net asset of domestic enterprises account for 50% or more of the issuer’s audited consolidated total revenue, total profit, total asset or net asset of the last accounting year; (ii) the majority of the senior management responsible for business operations and management are PRC citizens or residents, the place of business operations are located within the PRC or the business operations are primarily conducted within the PRC;

•
overseas offering and listing is prohibited under certain circumstances, including, among others,(i) where there are specific laws and regulations prohibiting listing and financing; and (ii) where the competent authorities determine that the offering and listing would constitute a threat to or endanger national security; and

•
when reviewing the filing applications, the CSRC will review, among other things, the regulatory opinions, filings or approvals of the industry regulators (if applicable), and the national security assessment opinion of competent authorities (if applicable).

Corresponding to the proposed new rules on overseas listing, the 2021 Negative Lists promulgated on December 27, 2021 provide that any domestic enterprise engaged in businesses prohibited by the 2021 Negative Lists that intends to issue and list shares overseas shall obtain pre-approval
from relevant authorities, the foreign investors shall not participate in the management of the enterprise, and that the shareholding percentage of foreign investors shall comply with the relevant measures applicable to foreign investors’ domestic securities investments by reference.
Furthermore, the Cybersecurity Review Measures (2021) was officially released to the public on December 28, 2021 and became effective on February 15, 2022, which provides that, among others, an application for cybersecurity review shall be made, before its listing in a foreign country, by an issuer who is an internet platform operator and possesses personal information of more than one million users.
Our company is a blank check company incorporated under the laws of the Cayman Islands. We currently do not hold any equity interest in any PRC company However, if we pursue an initial business combination with a target business based in and primarily operating in China, the approval from the PRC governmental authorities and/or the filing procedure with the CSRC may be required, as applicable. We may not be able to obtain the requisite approvals or filings, or may face approval delays, adverse actions or sanctions by the CSRC or other PRC governmental authorities. In any such event, these governmental authorities may delay or even prevent a potential business combination, impose fines and penalties, limit our operations in China, or take other actions that could materially adversely affect our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities.
If, after our initial business combination, substantially all of our assets will be located in China and substantially all of our revenue will be derived from our operations there, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in China.
Substantially all of our assets may be located in China after our initial business combination, if we decide to consummate the business combination with a target business based in and primarily operating in China. The economic, political and social conditions, as well as government policies, of China could affect combined company’s business. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While China’s economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. If in the future China’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Although China’s economy has been transitioning from a planned economy to a more market oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the economy in China and could have a material adverse effect on our business if we effect a business combination with a China-based target.
If we consummate our initial business combination with a business primarily operating in China, the combined company’s results of operations and prospects may be adversely affected by litigation and publicity surrounding China-based companies listed in the United States.
We believe that litigation and negative publicity surrounding companies with operations in China that are listed in the United States have negatively impacted stock prices for these companies. Various equity-based research organizations have published reports on China-based companies after examining their corporate governance practices, related party transactions, sales practices and financial statements, and these reports have led to special investigations and listing suspensions on U.S. national exchanges. If we consummate our initial business combination with a business primarily operating in China, the combined business may face similar scrutiny, which, regardless of its lack of merit, could result in a diversion of management resources and energy, potential costs to defend ourselves against rumors, decreases and volatility in the trading price of our securities, and increased directors’ and officers’ insurance premiums and could have an adverse effect upon combined company’s business, results of operations, financial condition, cash flows and prospects.
Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in any government policies, laws and regulations in China, could have a material adverse effect on our business or business combination, and the PRC government may intervene or influence the combined company’s operations at any time.
If we effect our initial business combination with a business located in the PRC, a substantial portion of our operations may be conducted in China, and a significant portion of our net revenues may be derived from customers where the contracting entity is located in China. Accordingly, our business, financial condition, results of operations, prospects and any potential business combination and certain transactions we may undertake may be subject, to a significant extent, to economic, political and legal developments in China. For example, recent changes in the cybersecurity regulations in China require certain Chinese internet platform operators to undergo a cybersecurity review before being allowed to list on foreign exchanges, which may have the effect of further narrowing the list of potential businesses in China’s consumer sector that we intend to focus on for our business combination or the ability of the combined company to continue listing in the United States.
Moreover, if we effect our initial business combination with a China-based target, the operations of the combined company will be governed by the PRC laws and regulations. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Since the PRC legal system continues to rapidly evolve, the interpretations of many laws and regulations are not always uniform and enforcement of these laws and regulations involves uncertainties. In addition, any new PRC laws or changes in PRC laws and regulations related to, among other things, foreign investment and operation in China could have a material adverse effect on us and the ability of the combined company after our initial business combination to operate its business in China.
If we operate in China after our initial business combination, from time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy, than in more developed legal systems. These uncertainties may impede our ability to enforce contracts in China and could materially and adversely affect our business and results of operations.
Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis, or at all, and may have retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. Such unpredictability towards our contractual, property and procedural rights and any failure to quickly respond to changes in the regulatory environment in the PRC could adversely affect our business, and impede our ability to continue our operations and proceed with our future business plans.

The PRC government has significant oversight and discretion over the conduct of a PRC company’s business and may intervene with or influence its operations at any time as the government deems appropriate to further regulatory, political and societal goals. The PRC government has published new policies in 2021 that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect the business, financial condition and results of operations of the combined company after our initial business combination. Furthermore, the PRC government has also indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and over foreign investment in China-based companies. For example, in early July 2021, regulatory authorities in China launched cybersecurity investigations on several China based companies that are listed in the United States. The Chinese cybersecurity regulator announced on July 2, 2021 that it had begun an investigation of the “Didi Chuxing” app of Didi Global Inc. (NYSE: DIDI) and two days later ordered app stores to take down such app. On July 5, 2021, the Chinese cybersecurity regulator launched the same investigation on the apps of two other internet platforms, the “Yunmanman” app and “Huochebang” app of Full Truck Alliance Co. Ltd. (NYSE: YMM) and the “BOSS Zhipin” app of KANZHUN LIMITED (Nasdaq: BZ). Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to consummate a business combination with a China-based target business, the combined company’s ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.
If we acquire control of a target business through contractual arrangements with one or more operating businesses in the PRC, such contracts may not be as effective in providing operational control as direct ownership of such business and may be difficult to enforce.
We will only acquire a business or businesses that, upon the consummation of our initial business combination, will be our majority-owned subsidiaries and will be neither investment companies nor companies excluded from the definition of an investment company by Section 3(c)(1) or 3(c)(7) of the Investment Company Act. We intend to focus on global consumer companies with a significant China presence or a compelling China potential. However, current PRC laws and regulations impose certain restrictions on foreign ownership of companies that engage in certain business operations. Pursuant to the 2021 Negative Lists, with a few exceptions, foreign investors are not allowed to own more than 50% of the equity interests in a value-added telecommunication services provider and any primary foreign investor must have experience in providing value-added telecommunications services overseas and maintain a good track record. In addition, foreign investment in certain finance services in China is still heavily regulated. For example, there are no detailed regulations on the specific requirements and threshold for the change of a domestic online payment institution into a foreign-invested one, and the approval authority retains considerable discretion in granting the approval of such amendment. Subject to the review and approval requirements of the relevant PRC governmental authorities for acquisitions of assets and companies in China and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted local parties.
We are a Cayman Islands company and, if we decide to consummate the business combination with a target business based in and primarily operating in China, the combined company’s PRC subsidiary will be considered as a foreign invested enterprise. Accordingly, such PRC subsidiary may not be eligible to conduct businesses that are subject to foreign ownership restrictions under PRC laws. As a result, such PRC subsidiaries of the combined company may need to enter into a series of contractual arrangements with one or more PRC operating entities, or VIEs, to acquire the control of a target business in China which is subject to foreign ownership restrictions. The contractual arrangements would be designed to provide such PRC subsidiaries with the economic benefits of, and control over, the subject assets or equity interests which are similar to the rights of full ownership, while leaving the technical equity ownership in the hands of certain PRC persons who would be shareholder nominees and, therefore, may exempt the transaction from certain regulations, including the application process required thereunder.
However, these contractual arrangements may not be as effective as direct ownership in providing the combined company with control over, or economic benefits from, the operating businesses. If the operating entities or their respective shareholders fail to perform their respective obligations under these contractual arrangements, the combined company could be limited in its ability to enforce the contractual arrangements that purport to give it effective control over the business operations in China and may have to incur substantial costs and expend additional resources to enforce such arrangements. The combined company may also have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure will be available or effective under PRC laws and may adversely affect the benefits we expect to receive from the business combination.

If the government of the PRC finds that the agreements we may have entered into to acquire control of a target business through contractual arrangements with one or more operating businesses in China do not comply with restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, the PRC subsidiaries and VIEs of the combined company could be subject to significant penalties or the combined company could be forced to relinquish its interests in those operations.
The PRC currently prohibits and/or restricts foreign ownership in certain negative list industries. There are uncertainties under certain regulations whether obtaining a majority interest through contractual arrangements will comply with regulations prohibiting or restricting foreign ownership in certain industries.
If we or any of our potential future target businesses are found to be in violation of any existing or future local laws or regulations (for example, if we are deemed to be holding equity interests in certain of our affiliated entities in which direct foreign ownership is prohibited), the relevant regulatory authorities might have the discretion to:

•	revoke the business and operating licenses of the potential future target business;

•	confiscate relevant income and impose fines and other penalties;

•	discontinue or restrict the operations of the potential future target business;

•	require us or the potential future target business to restructure the relevant ownership structure or operations;

•	restrict or prohibit our use of the proceeds of the offering to finance our businesses and operations in the relevant jurisdiction; or

•	impose conditions or requirements with which we or the potential future target business may not be able to comply.
Any of these events could cause significant disruptions to the business operations of the combined company after the business combination, which would in turn materially and adversely affect the combined company’s business, financial condition and results of operations. We also cannot be certain that, in the event that we enter into a business combination with a target business operating in China under a VIE structure, equity interests in the VIEs will be disposed of in accordance with the contractual arrangements among the combined company’s PRC subsidiaries and VIEs and the shareholders of the VIEs. In addition, new PRC laws, regulations, and rules may be introduced to impose additional requirements, posing additional challenges to the corporate structure and contractual arrangements after the business combination. If occurrences of any of these events results in the combined company’s inability to direct the activities of its VIEs in China, the combined company’s failure to receive the economic benefits from the VIEs and/or its inability to claim the contractual control rights over the assets of the VIEs that conduct substantially all of operations in China, the combined company may not be able to consolidate their financial results in accordance with U.S. GAAP, which could materially and adversely affect the combined company’s financial condition and results of operations and cause its shares to significantly decline in value or become worthless.
Contractual arrangements we may enter into with potential future subsidiaries and affiliated entities or acquisitions of offshore entities that conduct operations through affiliates in the PRC may be subject to a high level of scrutiny by the relevant tax authorities.
Under the laws of the PRC, arrangements and transactions among related parties may be subject to audit or challenge by the relevant tax authorities. If any of the transactions we enter into with potential future subsidiaries and affiliated entities are found not to be on an arm’s-length
basis, or to result in an unreasonable reduction in tax under applicable laws and regulations, the relevant tax authorities may have the authority to disallow any tax savings, adjust the profits and losses of transactions with such potential future local entities and assess late payment interest and penalties. A finding by the relevant tax authorities that we are ineligible for any such tax savings, or that any of our possible future affiliated entities is not eligible for tax exemptions, would substantially increase our possible future taxes and thus reduce our net income and the value of a shareholder’s investment. In addition, in the event that in connection with an acquisition of an offshore entity that conducted its operations through affiliates in the PRC, the sellers of such entities failed to pay any taxes required under local law, the relevant tax authorities could require us to withhold and pay the tax, together with late-payment interest and penalties. The occurrence of any of the foregoing could have a negative impact on our operating results and financial condition.
Complying with evolving PRC laws and regulations regarding cybersecurity, information security, privacy and data protection and other related laws and requirements may increase the cost of our initial business combination with a China-based business and could even result in our inability to consummate an initial business combination with a China-based business.
If we pursue a business combination with a China-based business, we may face additional burdens in connection with the PRC laws and regulations regarding cybersecurity, information security, privacy and data protection. Regulatory authorities in China have been considering a number of legislative proposals to heighten data protection and cybersecurity regulatory requirements. Since the promulgation of the PRC Cybersecurity Law, which became effective in June 2017, numerous regulations, guidelines and other measures have been and are expected to be adopted under the PRC Cybersecurity Law.

In April 2020, the Cyberspace Administration of China (the “CAC”) and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures (2020), which required that operators of critical information infrastructure (“CIIOs”) must pass a cybersecurity review when purchasing cyber products and services which do or may affect national security. On December 28, 2021, the CAC and other relevant PRC governmental authorities jointly promulgated the revised Cybersecurity Review Measures (2021), which took effect on February 15, 2022. The Cybersecurity Review Measures (2021) expands the cybersecurity review to cover, in addition to CIIOs purchasing cyber products and services, internet platform operators engaging in data processing activities that affect or may affect national security. Moreover, the Cybersecurity Review Measures (2021) provide that an application for cybersecurity review shall be made by an issuer who is an internet platform operator and possesses personal information of more than one million users before such issuer’s listing in a foreign country.
In addition, the PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals that carry out data activities, provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. On August 20, 2021, the Standing Committee of the People’s Congress promulgated the PRC Personal Information Protection Law (the “PIPL”), which took effect on November 1, 2021. The PIPL sets out the regulatory framework for handling and protection of personal information and transmission of personal information overseas. As the first systematic and comprehensive law specifically for the protection of personal information in the PRC, the PIPL provides, among others, that (i) an individual’s consent shall be obtained to use sensitive personal information, such as biometric characteristics and individual location tracking, (ii) personal information operators using sensitive personal information shall notify individuals of the necessity of such use and impact on the individual’s rights, and (iii) where personal information operators reject an individual’s request to exercise his or her rights, the individual may file a lawsuit with a court in China.
If our potential future target business in China involves collecting and retaining internet or customer data, such target might be subject to the relevant cybersecurity laws and regulations, including the PRC Cybersecurity Law and the PIPL, and our business combination with such target may be subject to the cybersecurity review. As a result, we may not be able to complete or obtain the applicable review procedures and pre-approvals
in a timely manner, or at all, and it may require more time, more effort and more resources to identify a suitable target in China and to consummate an initial business combination. This may ultimately result in our inability to consummate an initial business combination on terms favorable to our investors.
Because the M&A Rules permit the governmental authorities to have scrutiny over the economics of an acquisition transaction and require consideration in a transaction to be paid within stated time limits, we may not be able to negotiate a transaction that is acceptable to our shareholders or sufficiently protect their interests in a transaction.
The procedures under the M&A Rules include economic and substantive analysis of the target business, the acquirer and the terms of the transaction by the MOFCOM and the other governmental authorities through submissions of an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The M&A Rules also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets, and require that in certain transaction structures, the consideration must be paid within strict time periods, generally not in excess of a year. In addition, while the parties may reach agreement on the allocation of assets and assumption of liabilities, such agreement shall not harm the interests of third parties or the general public. These aspects of the M&A Rules may limit our ability to negotiate terms of the acquisition of a Chinese business or assets, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the allocation of assets and assumption of liabilities. Although some of the regulations in the M&A rules may be replaced or repealed by the Foreign Investment Law and the relevant implementation rules and regulations, there is uncertainty in interpretation and implementation of such regulations. Therefore, we may not be able to negotiate a transaction with terms that will satisfy our investors and protect our shareholders’ interests in an acquisition of a Chinese business or assets.
If we consummate a business combination with a target business based in and primarily operating in China, the PRC subsidiaries of the combined company will be subject to restrictions on dividend payments.
We may consummate a business combination with a target business based in and primarily operating in China. After such business combination, the combined company as a holding company may rely on dividends and other distributions from its PRC subsidiaries to provide it with cash flow and to meet its other obligations. Current regulations in China would permit the combined company’s PRC subsidiaries to pay dividends only out of their accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. If the VIE structure is adopted, these dividend or other distributions to be paid by the PRC subsidiaries may arise from their entitlements to substantially all of the economic benefits of the VIEs, which are typically in the form of services fees or license fees payable by the VIEs to the PRC subsidiaries under various VIE agreements. In addition, the combined company’s PRC subsidiaries and VIEs in China will be required to set aside at least 10% of their after-tax
profits each year to fund their respective statutory reserves (up to an aggregate amount equal to half of their respective registered capital). Such cash reserve may not be distributed as cash dividends. In addition, if the combined company’s PRC subsidiaries or VIEs incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make payments to the combined company or its PRC subsidiaries, as applicable.

Governmental control of currency conversion may limit the ability of the combined company’s operating companies in China to utilize their revenues effectively and affect the value of your investment.
The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We may consummate a business combination with a target business based in and primarily operating in China. Under the expected corporate structure, the combined company, a holding company incorporated outside China, may rely on dividend payments from its PRC subsidiaries to fund any cash and financing requirements it may have. Under existing PRC foreign exchange regulations, payments in foreign currencies of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made without prior approvals of the SAFE, by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approvals of the SAFE, cash generated from the operating companies in China may be used to pay dividends to their offshore holding companies subject to certain procedural requirements. However, approvals from or registration with appropriate government authorities are required where Renminbi is to be converted into foreign currencies and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies.
As a result, the PRC subsidiaries or VIEs, as applicable, of the combined company will need to obtain the SAFE approval to pay off their debt in a currency other than Renminbi owed to any entities outside China or to make other capital expenditure payments outside China in a currency other than Renminbi.
In light of the flood of capital outflows of China in 2016 due to the weakening Renminbi, the PRC government has imposed more restrictive foreign exchange policies and stepped up scrutiny over major outbound capital movements including overseas direct investment. More restrictions and substantial vetting process have been put in place by the SAFE to regulate cross-border transactions that fall under the capital account transactions. The PRC government may in the future at its discretion further restrict access to foreign currencies for current account transactions. If the foreign exchange control regulations prevent the combined company from obtaining sufficient foreign currencies from its PRC subsidiaries and VIEs to satisfy its capital demands, the combined company may not be able to pay dividends in foreign currencies to its shareholders.
If we enter into a business combination with a target business operating in China, PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent the combined company from using the proceeds from the business combination to make loans to or make additional capital contributions to its PRC operating entities, which could materially and adversely affect PRC operating companies’ liquidity and ability to fund the operations.
If we acquire a target business based in and operating in China, the combined company will be an offshore holding company conducting its operations in China through its PRC subsidiaries and VIEs (if such structure is adopted). The combined company may make loans to its PRC subsidiaries and VIEs, or make additional capital contributions to its PRC subsidiaries. The PRC subsidiaries may also provide funds to the VIEs through extending loans subject to statutory limits and restrictions. Most of these activities are subject to PRC regulations and approvals. For example, loans by the combined company to its PRC subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the local counterpart of the SAFE. If the combined company elects to finance its PRC subsidiaries by means of capital contributions, these capital contributions will be subject to the filings with governmental authorities in China. Due to the restrictions imposed on loans in foreign currencies extended to PRC companies, the combined company will not be able to freely make loans to its VIEs. Further, the combined company will not be able to finance the activities of its VIEs by means of capital contributions due to regulatory restrictions relating to foreign investment in PRC companies engaged in businesses of certain industries.
In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that, after the business combination, the combined company will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, or at all, with respect to future loans or capital contribution provided to its PRC subsidiaries or VIEs. If we acquire a China-based target business, such restrictions could adversely affect the PRC operating companies’ liquidity and ability to capitalize or fund the operations.
PRC regulations relating to offshore investment activities by PRC residents may limit our ability to inject capital in our Chinese subsidiaries and Chinese subsidiaries’ ability to change their registered capital or distribute profits to the combined company or otherwise expose it or its PRC resident beneficial owners to liability and penalties under PRC laws.
In July 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles, or SAFE Circular 37. SAFE Circular 37 requires PRC residents (including PRC individuals and PRC corporate entities as well as foreign individuals that are deemed as PRC residents for foreign exchange administration purpose) to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to our shareholders who are PRC residents and may be applicable to any offshore acquisitions that we make in the future.

Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, will be required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV, is required to update its filed registration with the local branch of SAFE with respect to that SPV, to reflect any material change, including, among other things, any major change of a PRC resident shareholder, name or term of operation of the SPVs, or any increase or reduction of the SPVs’ registered capital, share transfer or swap, merger or division. Moreover, any subsidiary of such SPV in China is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE. If any PRC shareholder of such SPV fails to make the required registration or to update the previously filed registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiary in China. On February 13, 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which became effective on June 1, 2015. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound overseas direct investments, including those required under SAFE Circular 37, will be filed with qualified banks instead of SAFE or its branches. The qualified banks will directly examine the applications and accept registrations under the supervision of SAFE.
We cannot provide assurance that our shareholders that are PRC residents at all times comply with, or in the future make or obtain any applicable registrations or approvals required by, SAFE Circular 37 or other related rules. Failure or inability of the combined company’s PRC resident shareholders to comply with the registration procedures set forth in these regulations may subject the combined company to fines and legal sanctions, restrict its cross-border investment activities, limit the ability of its wholly foreign-owned subsidiary in China to distribute dividends and the proceeds from any reduction in capital, share transfer or liquidation, and the combined company may also be prohibited from injecting additional capital into the subsidiary. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liability under PRC law for circumventing applicable foreign exchange restrictions. As a result, the combined company’s business operations and the combined company’s ability to distribute profits to you could be materially and adversely affected. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.
We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC
holding companies, which could adversely impact our initial business combination and future acquisitions we may pursue.
On February 3, 2015, the SAT issued the Public Notice Regarding Certain Corporate Income Tax Matters on Indirect Transfer of Properties by
Non-Tax
Resident Enterprises (the “SAT Bulletin 7”). The SAT Bulletin 7 extends its tax jurisdiction to transactions involving the transfer of taxable assets through offshore transfer of a foreign intermediate holding company. In addition, the SAT Bulletin 7 has introduced safe harbors for internal group restructurings and the purchase and sale of equity securities through a public securities market. The SAT Bulletin 7 also brings challenges to both foreign transferor and transferee (or other person who is obligated to pay for the transfer) of taxable assets.
On October 17, 2017, the SAT issued the Public Notice on Issues Relating to Withholding at Source of Income Tax of
Non-resident
Enterprises (the “SAT Bulletin 37”), which came into effect on December 1, 2017. The SAT Bulletin 37 further clarifies the practice and procedure of the withholding of non-resident
enterprise income tax.
Where a
non-resident
enterprise transfers taxable assets indirectly by disposing of the equity interests of an overseas holding company, which is an Indirect Transfer, the non-resident
enterprise as either transferor or transferee, or the PRC entity that directly owns the taxable assets, may report such Indirect Transfer to the relevant tax authority. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such Indirect Transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes. Both the transferor and the transferee may be subject to penalties under PRC tax laws if the transferee fails to withhold the taxes and the transferor fails to pay the taxes.
We face uncertainties as to the reporting and other implications of future transactions where PRC taxable assets are involved, such as our potential business combination with a China-based business or any future offshore restructuring, sale of the shares in offshore subsidiaries and investments by the combined company. Our company may be subject to filing obligations or taxed if our company is transferor in such transactions, and may be subject to withholding obligations if our company is transferee in such transactions, under the SAT Bulletin 7 and/or the SAT Bulletin 37. If we consummate a business combination with a China-based business, for transfer of shares in the combined company by investors who are non-PRC
resident enterprises, the PRC subsidiaries of the combined company may be requested to assist in the filing under the SAT Bulletin 7 and/or the SAT Bulletin 37. As a result, the combined company may be required to expend valuable resources to comply with the SAT Bulletin 7 and/or the SAT Bulletin 37 or to request the relevant transferors from whom we purchase taxable assets to comply with these bulletins, or to establish that the combined company should not be taxed under these bulletins.

It may be difficult for overseas regulators to conduct investigation or collect evidence within China.
After our initial business combination, the combined company may be based in and primarily operating in China and continue to have a majority of its directors and executive officers based in China. The SEC, the U.S. Department of Justice (the “DOJ”) and other authorities often have substantial difficulties in bringing and enforcing actions against
non-U.S.
companies and
non-U.S.
persons, including company directors and officers, in China. Additionally, shareholder claims that are common in the United States, including class action based on securities law and fraud claims, generally are difficult or impossible to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles for the SEC, the DOJ and other U.S. authorities to obtaining information needed for shareholder investigations or litigation. Although the competent authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, the regulatory cooperation with the securities regulatory authorities in the United States has not been efficient in the absence of a mutual and practical cooperation mechanism.
According to Article 177 of the PRC Securities Law which became effective in March 2020, no foreign securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. Accordingly, without the consent of the competent PRC securities regulators and relevant authorities, no organization or individual may provide the documents and materials relating to securities business activities to foreign securities regulators.
As a result of all of the above, our public shareholders and shareholders of the combined company may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a company incorporated in the United States.
Certain existing or future U.S. laws and regulations may restrict or eliminate our ability to complete a business combination with certain companies, particularly those target companies in China.
The PCAOB is currently unable to conduct inspections on accounting firms in the PRC without the approval of the Chinese government authorities. The auditor and its audit work in the PRC may not be inspected fully by the PCAOB. Inspections of other auditors conducted by the PCAOB outside China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China prevents the PCAOB from regularly evaluating the PRC auditor’s audits and its quality control procedures. As a result, shareholders may be deprived of the benefits of PCAOB inspections if we complete a business combination with such companies.
Further, future developments in U.S. laws may restrict our ability or willingness to complete certain business combinations with target companies. For instance, the recently enacted Holding Foreign Companies Accountable Act (the “HFCA Act”) would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for three consecutive years. The HFCA Act also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China. We may not be able to consummate a business combination with a favored target business due to these laws. Even if we were successful in consummating a business combination, we may be required to delist from NYSE, which would severely impact the price of our securities. Furthermore, the documentation we may be required to submit to the SEC proving certain beneficial ownership requirements and establishing that we are not owned or controlled by a foreign government in the event that we use a foreign public accounting firm not subject to inspection by the PCAOB or where the PCAOB is unable to completely inspect or investigate our accounting practices or financial statements because of a position taken by an authority in the foreign jurisdiction could be onerous and time consuming to prepare.
Additionally, other developments in U.S. laws and regulatory environment, including but not limited to executive orders such as Executive Order (E.O.) 13959, “Addressing the Threat from Securities Investments That Finance Communist Chinese Military Companies,” may further restrict our ability to complete a business combination with certain China-based businesses.
General Risk Factors
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
As of December 31, 2021, we had cash outside the trust account of $497,619 and working capital deficit of $2,120,255. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital through our initial public offering are discussed in the section of this annual report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this annual report do not include any adjustments that might result from our inability to consummate our initial public offering or our inability to continue as a going concern.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.
We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.
Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.
We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.
As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.
Past performance by our management team, Primavera and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us.
Information regarding our management team, Primavera and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team, Primavera and their affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team, Primavera and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team, Primavera or their affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates
exceeds $700 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates
exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates
exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Property
We currently maintain our executive offices at 41/F Gloucester Tower, 15 Queen’s Road Central, Hong Kong. The cost for the space is included in the up to $10,000 monthly fee that we pay our sponsor for office space, utilities, secretarial and administrative support services provided to us and other expenses and obligations of our sponsor. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings
To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Market Information
Our units, Class A ordinary shares and warrants are each traded on NYSE under the symbols “PV.U,” “PV” and “PV WS,” respectively. Our units began trading on January 26, 2021. Our Class A ordinary shares and warrants began separate trading on March 12, 2021.
(b) Holders
On March 31, 2022, there were 1 holders of record of our units, 1 holders of record of our Class A ordinary shares, 7 holders of our Class B ordinary shares and 2 holders of record of our warrants. The numbers of holders of record do not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary share and warrants are held of record by banks, brokers and other financial institutions.
(c) Dividends
We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Under Cayman Islands law, there are currently no restrictions on the export or import of capital, including foreign exchange controls or restrictions that affect the remittance of dividends, interest or other payments to nonresident holders of our ordinary shares. There is currently no reciprocal tax treaty between the Cayman Islands and the United States. Under current Cayman Islands law, there is no withholding tax on dividends.
(d) Securities Authorized for Issuance Under Equity Compensation Plans
None.
(e) Performance Graph
Not applicable.
(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
None.
(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview
We are a blank check company incorporated on July 16, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Our sponsor is Primavera Capital Acquisition LLC, a Cayman limited liability company.
The registration statement for our initial public offering was declared effective on January 21, 2021. On January 26, 2021, we consummated our initial public offering of 41,400,000 units at $10.00 per unit, generating gross proceeds of $414,000,000 and incurring offering costs of approximately $23,454,123, inclusive of $14,490,000 in deferred underwriting commissions. Substantially concurrently with the closing of our initial public offering, we completed the private sale of 10,280,000 private placement warrants, at a price of $1.00 per private placement warrant, to our sponsor, generating gross proceeds of $10,280,000.
Following our initial public offering and the full exercise of the overallotment option and the related sales of the private placement warrants described above, a total of $414,000,000 was placed in the trust account and was invested in permitted U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. In total, we incurred $23,454,123 in transaction costs, including $8,280,000 of underwriting fees, $14,490,000 of deferred underwriting fees and $684,123 of other offering costs.
Our management has broad discretion with respect to the specific application of the net proceeds from our initial public offering and the sale of the private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination.
We will only have until January 26, 2023, or 24 months from the closing of our initial public offering (as such period may be extended pursuant to a shareholder vote) to complete our initial business combination. If we have not completed our initial business combination within this time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than 10 business days thereafter, redeem the public shares at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we do not complete our initial business combination within the allotted period.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. On March 23, 2022, the Company signed the Business Combination Agreement, as described in detail below. However, we cannot assure you that our plans to complete a business combination will be successful.
Recent Developments
On March 23, 2022, we entered into the BCA (as it may be amended, supplemented or otherwise modified from time to time) by and among (i) the Company, (ii) PubCo, (iii) Merger Sub 1, (iv) Merger Sub 2, and (v) FFG.
Pursuant to the BCA, on the closing of the Business Combination and in sequential order, (i) the Forward Purchase Subscriptions will be consummated immediately prior to the completion of the Initial Merger or otherwise in accordance with the terms thereof, (ii) the Company will merge with and into Merger Sub 1, with Merger Sub 1 as the surviving entity in the merger, and, after giving effect to such merger, continuing as a wholly owned subsidiary of PubCo (the “Initial Merger”), (iii) Merger Sub 2 will merge with and into FFG, with FFG as the surviving entity in the merger (such surviving entity, the “Surviving Company”), and, after giving effect to such merger, continuing as a wholly owned subsidiary of PubCo (the “Second Merger”), (iv) the PIPE Investment shall be consummated immediately following the completion of the Initial Merger and the Second Merger, and (v) Merger Sub 1 will merge with and into the Surviving Company, with the Surviving Company as the surviving entity in the merger (the “Third Merger”).

Subject to, and in accordance with, the terms and conditions of the BCA, in connection with the Initial Merger, (i) each unit will (to the extent not already separated) be automatically detached and the holder thereof will be deemed to hold one Class A ordinary share and one-half of a warrant, (ii) immediately following the separation of each unit, each issued and outstanding Class A ordinary share (but excluding (x) all of the Class A ordinary shares that will be redeemed pursuant to the election of eligible holders thereof in accordance with the Company’s organizational documents in connection with the transactions contemplated by the BCA, and (y) the Eligible Shares will automatically be converted into the right to receive a number of newly issued PubCo ordinary shares equal to (x) the sum of the aggregate number of Eligible Shares and 3,600,000, divided by (y) the aggregate number of Eligible Shares, subject to rounding, (iii) each (x) Class A ordinary share other than the Eligible Shares and (y) Class B ordinary share issued and outstanding will automatically be converted into the right to receive one newly issued PubCo ordinary share, (iv) each issued and outstanding warrant will be assumed by PubCo and converted into a warrant to purchase one PubCo ordinary share and (v) the issued and outstanding share in the capital of Merger Sub 1 will continue existing and constitute the only issued and outstanding share in the capital of Merger Sub 1.
Subject to, and in accordance with, the terms and conditions of the BCA, in connection with the Second Merger, (i) each issued and outstanding FFG ordinary share, FFG non-voting ordinary share and FFG preferred share (collectively, “Company Shares”) will automatically be converted into the right to receive such number of newly issued PubCo ordinary shares that is equal to the Company Exchange Ratio, subject to rounding, and (ii) the issued and outstanding share in the capital of Merger Sub 2 will automatically be converted into one ordinary share of the Surviving Company, which ordinary share will constitute the only issued and outstanding share in the share capital of the Surviving Company. The “Company Exchange Ratio” is a number determined by dividing the price per Company Share (i.e. US$3.365773) by US$10.00.
Subject to, and in accordance with, the terms and conditions of the BCA, in connection with the Third Merger, (i) the issued and outstanding ordinary share of the Surviving Company will be cancelled and cease to exist by virtue of the Third Merger, and (ii) the issued and outstanding share in the capital of Merger Sub 1 will automatically be converted into one ordinary share of the Surviving Company, which ordinary share will constitute the only issued and outstanding share in the share capital of the Surviving Company.
The Business Combination is expected to close in the second half of 2022, following the receipt of the required approvals by the Company’s shareholders and the fulfillment of other closing conditions.
The BCA contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type. The representations and warranties of the parties contained in the BCA will terminate and be of no further force and effect as of the closing of the Business Combination. PubCo has also agreed to take all action within its power as may be necessary or appropriate such that, effective immediately after the Closing, PubCo board of directors will consist of seven (7) directors. The Sponsor will have the right to designate one (1) member of PubCo board of directors.
Liquidity and Capital Resources
As of December 31, 2021, we had cash outside the trust account of $497,619 available for working capital needs. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination. All remaining cash held in the trust account is generally unavailable for its use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of December 31, 2021, none of the amount in the trust account was available to be withdrawn as described above.
Through December 31, 2021, our liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from our initial public offering and the sale of the private placement warrants.
On July 17, 2020, we issued an unsecured promissory note in the amount of up to $250,000 to an affiliate of our sponsor. The proceeds of the note, which may be drawn down from time to time until we consummate our initial business combination, will be used for general working capital purposes. The note bears no interest and is payable in full upon the earlier to occur of (i) December 31, 2021 and (ii) the completion of our initial public offering. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the note may be accelerated. As of December 31, 2021, there is $7,000 in borrowings outstanding under the promissory note, which is currently due on demand.

Going Concern
As of December 31, 2021, the Company had working capital deficit of $2,120,255 and $497,619 of cash held outside the Trust Account available for working capital needs. All cash and securities held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and are restricted for use either in a Business Combination or to redeem ordinary shares. As of December 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.
The Company anticipates that the $497,619 outside of the Trust Account as of December 31, 2021, will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined below) from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.
On January 28, 2022, the Company issued an unsecured promissory note (the “Note”) in the amount of up to $500,000 to Primavera Capital Acquisition LLC (the “Payee”). The proceeds of the Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used for general working capital purposes (which is described in Note 10).
The Company believes it may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In addition, if the Company is not able to consummate a Business Combination before January 26, 2023, the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 26, 2023. Management plans to continue its efforts to close a Business Combination within the prescribed time frame.
Results of Operations
All of our activities since inception through December 31, 2021 related to our formation, the preparation for our initial public offering and, since the closing of our initial public offering, the search for a prospective target of our initial business combination.
We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial business combination. We will generate nonoperating income in the form of interest income on cash and cash equivalents held in the trust account. We expect to continue to incur increased expenses as a result of being a public company for legal, financial reporting, accounting, auditing compliance and stock exchange listing, as well as for due diligence expenses.
For the year ended December 31, 2021, we had a net income of $20,879,042, which consists of a change in fair value of warrant liabilities of $25,830,090, a change in fair value of FPA of $572,828 and interest earned on investment held in the Trust Account of $24,299, offset by general and administrative expenses of $3,456,132, and transaction costs allocable to warrant liabilities of $2,092,043.
For the period from July 16, 2020 (inception) through December 31, 2020, we had a net loss of $5,000 which consists of general and administrative expenses of $5,000.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than as described below.
We entered into an administrative services agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative support services provided to us and other expenses and obligations of our sponsor. We began incurring these fees on January 26, 2021 and will continue to incur these fees monthly until the earlier of the completion of a business combination and our liquidation.

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
The underwriters of our initial public offering are entitled to a deferred fee of $0.35 per unit, or $14,490,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our audited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these audited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We have identified the following critical accounting policies:
Derivative Warrant Liabilities
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
We account for the Warrants and FPA in accordance with the guidance contained in ASC
815-40,
under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities and the FPA as an asset at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These liabilities and asset are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 41,400,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.
Net Income (Loss) per Ordinary Share
We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The potential ordinary share for outstanding warrants to purchase our shares were excluded from diluted earnings per share because the warrants are contingently exercisable and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net loss per common share for the periods.

Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU
2020-06
effective January 1, 2021. The adoption of ASU
2020-06
did not have an impact on the Company’s financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
Off-Balance
Sheet Arrangements
As of December 31, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We have elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the financial statements included herein may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal control over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the report of the independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of our chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data
This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to
Rule 13a-15(b) under
the Exchange Act. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2021, due to the material weakness in our internal control over financial reporting related to complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our audited financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form
10-K
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management’s Report on Internal Controls over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers

Name	Age	Position
Fred Hu	57	Founder
Tong “Max” Chen	39	Director, Chief Executive Officer and Chief Financial Officer
Chenling Zhang	37	Director
Muktesh Pant	66	Director
Teresa Teague	50	Director
Sonia Cheng	40	Director
Our directors and executive officers are as follows:
Fred Hu
is our founder. Dr. Hu is the founding chairman of Primavera Capital Group. Prior to founding Primavera, Dr. Hu held various senior positions at Goldman Sachs from 1997 to 2010, where he was instrumental in building the firm’s franchise in the region and led some of the largest and most significant transactions in the firm’s history. He was a Partner and chairman of Greater China from 2008 to 2010 and a Partner and
Co-Head
of Investment Banking China from 2004 to 2008. Before that, he held the position of Goldman Sachs’ Chief Economist. From 1991 to 1996, Dr. Hu served as an economist at the International Monetary Fund in Washington, DC, and after that was
Co-Director
of the National Center for Economic Research and a professor at Tsinghua University. Dr. Hu is currently the
Non-executive
Chairman of the Board of Yum China Holdings. He is also a board member of ICBC, UBS Group AG, Hong Kong Exchanges and Clearing Limited, China Asset Management, Minsheng Financial Leasing Co., China Medical Board, Chinese International School, Nature Conservancy Asia Pacific Council, China Venture Capital and Private Equity Association, and the Global Advisory of the Council on Foreign Relations. In addition, Dr. Hu sits on the Hong Kong Government’s Strategic Development Committee and the Advisory Committee for the Hong Kong Securities and Futures Commission. Dr. Hu holds a Master in Engineering Science from Tsinghua University, and a Master and Ph.D. in Economics from Harvard University.
Tong “Max” Chen
has served as a member of our board of directors and as our Chief Executive Officer since our inception, and as our Chief Financial Officer since September 12, 2020. Mr. Chen is a partner and a founding member of Primavera Capital Group, which he joined in 2010. At Primavera, Mr. Chen is responsible for sourcing, executing and exiting a variety of deals in the consumer and technology sectors, including investments in Alibaba Group, Ant Financial, Cainiao Smart Logistics, Alibaba Local Services Group, iResearch, Vitaco Health and Linksure Global. Prior to Primavera, Mr. Chen worked at the Investment Banking Division of Goldman Sachs in both Hong Kong and New York from 2003 to 2006. Mr. Chen holds a Bachelor of Arts degree in Applied Mathematics from Harvard College. He also received his JD and MBA degrees from Harvard Law School and Harvard Business School, respectively. We believe Mr. Chen’s investment and operational experience make him a valuable member of our management team and our board of directors.
Chenling Zhang
has served as a member of our board of directors since January 2021. Ms. Zhang is the founder of VCLEANSE, a leading cold-pressed juice company in China. Ms. Zhang founded VCLEANSE in Shanghai, China in 2012, with a vision to inspire healthy lifestyles in China. VCLEANSE is now a key supplier to Alibaba Group’s Freshippo supermarket chain, the China International Import Expo, and other leading hospitality groups and restaurant chains in China. In addition, Ms. Zhang is a key opinion leader among Chinese female entrepreneurs and various healthy lifestyle social groups. VCLEANSE was one of the earliest community partners for Lululemon Athletica in China and Ms. Zhang is currently a Lululemon ambassador. She has also worked with a variety of other global brands on their branding strategies and marketing campaigns in China. Prior to VCLEANSE, Ms. Zhang worked at Audax Private Equity Group in Boston and the Investment Banking Division at Morgan Stanley in New York City from 2005 to 2012. Ms. Zhang received her bachelor’s degree in Applied Mathematics from Harvard University. We believe that Ms. Zhang’s investment and operation experience make her well qualified to serve as a member of our board of directors.
Muktesh Pant
has served as a member of our board of directors since January 2021. Mr. Pant was Chief Executive Officer of Yum China Holdings from 2016 to 2018 and, since 2018, has served as Vice Chairman and Senior Advisor to Yum China Holdings. He was the President of the China Division of Yum Brands from 2015 to 2016. Mr. Pant held several leadership positions with Yum Brands from 2005 to 2015, including Chief Executive Officer of KFC, Chief Executive Officer of Yum Restaurants International, President of Taco Bell International, and Chief Marketing Officer of Yum Restaurants International. Prior to Yum Brands, Mr. Pant spent over 15 years at Unilever, and subsequently spent a decade at Reebok International where he was the Chief Marketing Officer. Mr. Pant also served as a director of Pinnacle Foods from 2015-2018, where he was also a member of the Audit Committee. Mr. Pant graduated with a B Tech degree in Chemical Engineering from the Indian Institute of Technology, Kanpur in 1976, and is a recipient of the Institute’s Distinguished Alumnus Award. We believe that Mr. Pant’s experience on the boards of public companies makes him well qualified to serve as a member of our board of directors.

Teresa Teague
has served as a member of our board of directors since January 2021. From 2016 to present, Ms. Teague has served as
Co-Founder
and
Co-CEO
of TTB Partners Ltd. From 2008 to 2016, Ms. Teague served as Head of Sponsors, Consumer Retail, TMT and Healthcare, Asia ex Japan at Goldman Sachs International Asia, Hong Kong. Ms. Teague was the Managing Director of the Sponsor Coverage Group at Bank of America, New York from 2006 to 2008. Prior to that, Ms. Teague was the Managing Director of the Financial Sponsors Group at Goldman Sachs, New York. From 1997 to 2005, Ms. Teague held several positions with Goldman Sachs International, London, including Executive Director of the Consumer Retail Group, M&A Advisory Group and the High Yield Capital Markets group. Ms. Teague has an MBA from Harvard Business School and a BA in Political Science from Dartmouth College. We believe that Ms. Teague’s investment and advisory experience make her well qualified to serve as a member of our board of directors.
Sonia Cheng
has served as a member of our board of directors since January 2021. From March 2012 to present, Ms. Cheng has served as executive director of New World Development Company Limited (“NWD”), a listed public company in Hong Kong (HKEx Stock Code: 0017). She is also a director of certain subsidiaries of NWD and currently oversees NWD’s hotel division. From April 2019 to present, Ms. Cheng has served as a non-executive
director of Chow Tai Fook Jewellery Group Limited, a listed public company in Hong Kong (HKEx Stock Code: 1929). Ms. Cheng has served as the chief executive officer of Rosewood Hotel Group since August 2008. She has been the chairman of the advisory committee of the School of Hotel and Tourism Management at The Chinese University of Hong Kong since August 2014. Ms. Cheng obtained a Bachelor of Arts Degree in Applied Mathematics with concentration in Economics from Harvard University in the United States of America in 2003. We believe that Ms. Cheng’s experience on the boards of public companies makes her well qualified to serve as a member of our board of directors.
Number and Terms of Office of Officers and Directors
Our board of directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with NYSE’s corporate governance requirements, we are not required to hold an annual general meeting until one year after our first full fiscal year following our listing on NYSE. The term of office of the first class of directors, consisting of Tong Chen, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Chenling Zhang and Muktesh Pant, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Teresa Teague and Sonia Cheng, will expire at the third annual general meeting.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.
Director Independence
The rules of the NYSE require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We currently have four “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board of directors has determined that each of Ms. Zhang, Mr. Pant, Ms. Teague and Ms. Cheng is an “independent director” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.
Officer and Director Compensation
None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we have agreed to pay our sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination were made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.
Committees of the Board of Directors
We have established three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Both our audit committee and our compensation committee are composed solely of independent directors. Subject to phase-in
rules, the rules of NYSE and Rule
10A-3
of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website.
Audit Committee
We have established an audit committee of the board of directors. Mr. Pant, Ms. Teague and Ms. Cheng are the members of our audit committee, and Mr. Pant chairs the audit committee.
Each member of the audit committee is financially literate and our board of directors has determined that Mr. Pant qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.
We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•
pre-approving
all audit and
non-audit
services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval
policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•
setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation
S-K
promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
We have established a compensation committee of the board of directors. Ms. Zhang, Ms. Teague and Ms. Cheng are the members of our compensation committee. Ms. Zhang chairs the compensation committee.
We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

•
reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of up to $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee is only responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.
Nominating and Corporate Governance Committee
We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are Ms. Zhang, Ms. Teague and Ms. Cheng. Ms. Teague serves as chair of the nominating and corporate governance committee.
We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•
identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.
The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.
Compensation Committee Interlocks and Insider Participation
None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021 there were no delinquent filers.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. Copies of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors can be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive
amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE rules, we will disclose the nature of such amendment or waiver on our website.
Conflicts of Interest
All of our executive officers and certain of our directors have or may have fiduciary and contractual duties to certain companies in which they have invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing it. However, we do not expect these duties to present a significant conflict of interest with our search for an initial business combination.
Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	duty to not improperly fetter the exercise of future discretion;

(iv)	duty to exercise powers fairly as between different sections of shareholders;

(v)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(vi)	duty to exercise independent judgment.
In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.
As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.
Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.
Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Tong “Max” Chen	Primavera Capital Group	Financial Services	Partner
	LinkSure Global Holding Limited	Technology	Director
	Vitaco Holdings Limited	Consumer	Director
	Interra Acquisition Corporation	Financial Services	Executive Director

Muktesh Pant	Beyond Meat, Inc.	Consumer	Director

Chenling Zhang	Yuanyuyi Industrial Co. Ltd.	Consumer	Executive Director

Teresa Teague	TTB Partners Ltd.	Financial Services	Co-Founder, Director
	TT Bond Partners	Financial Services	Director

Sonia Cheng	New World Development Co. Ltd.	Conglomerate	Executive Director
	Chow Tai Fook Jewellery Group Limited	Banking & Financial Services	Independent Non-executive Director
	New World Hotel Management Limited (t/a Rosewood Hotel Group)	Hotel Management Services	Director and Chief Executive Officer
There are also other potential conflicts of interest:

•
Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

•
Our initial shareholders purchased founder shares and private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and directors owns or will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a valuation or appraisal firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on NYSE, we also pay our sponsor up to $10,000 per month for office space, utilities, secretarial and administrative services provided to members of our management team.
We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.
In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote their founder shares and any shares purchased during or after the offering in favor of our initial business combination.
Limitation on Liability and Indemnification of Officers and Directors
Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. We have also entered into indemnity agreements with them.
Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11.	Executive Compensation.
None of our officers or directors have received, or prior to our initial business combination will receive, any cash or non-cash
compensation for services rendered to us. We pay our sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to us and other expenses and obligations of our sponsor. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.
We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the completion of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at March 31, 2022, with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our officers and directors; and

•	all our officers and directors as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 31, 2022.

	Class A ordinary shares		Class B ordinary shares (2)
Name of Beneficial Owners (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Ordinary Shares
Primavera Capital Acquisition LLC (3)	—	—	11,014,375	89.19%	20.49%
Aspex Master Fund	—	—	500,000	4.05%	*
Sky Venture Partners L.P.	—	—	500,000	4.05%	*
Fred Hu (3)	—	—	11,014,375	89.19%	20.49%
Max Chen	—	—	—	—	—
Chenling Zhang	—	—	215,625	1.75%	*
Muktesh Pant	—	—	40,000	*	*
Teresa Teague	—	—	40,000	*	*
Sonia Cheng	—	—	40,000	*	*
D. E. Shaw Parties (4)	2,437,913	5.89%	—	—	4.54%
All officers and directors as a group (five individuals)	—	—	335,625	2.72%	*

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following is 41/F Gloucester Tower, 15 Queen’s Road Central, Hong Kong.
(2)
Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one
basis, subject to adjustment, as described in the section entitled “Description of Securities.” Excludes forward purchase shares that will only be issued, if at all, at the time of our initial business combination.

(3)
Primavera Capital Acquisition LLC, our sponsor, is the record holder of the shares reported herein. Fred Hu is the sole manager of our sponsor and has voting and investment discretion with respect to the ordinary shares held of record by Primavera Capital Acquisition LLC. Accordingly, all of the shares held by our sponsor may be deemed to be beneficially held by Fred Hu. Mr. Hu disclaims beneficial ownership of the ordinary shares held of record by Primavera Capital Acquisition LLC, except to the extent of any pecuniary interest therein.

(4)
The information in the table above is based solely on information contained in this shareholder’s Schedule 13G/A under the Exchange Act jointly filed on February 14, 2022 under the Exchange Act by D. E. Shaw Valence Portfolios, L.L.C., D. E. Shaw & Co., L.L.C., D. E. Shaw & Co., L.P., and David E. Shaw (collectively, the “D. E. Shaw Parties”) with respect to our Class A ordinary shares owned by D. E. Shaw Parties. The address of D. E. Shaw Parties is 1166 Avenue of the Americas, 9th Floor, New York, 10036, United States of America.

Our initial shareholders beneficially own 20% of the sum of the issued and outstanding ordinary shares (excluding representative shares,) plus 8,000,000 Class A ordinary shares sold pursuant to the forward purchase agreements. Only holders of Class B ordinary shares have the right to appoint directors in any general meeting held prior to or in connection with the completion of our initial business combination. Holders of our public shares do not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

Our sponsor purchased an aggregate of 10,280,000 warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $10,280,000 in the aggregate, in a private placement that occurred simultaneously with the closing of our initial public offering. The private placement warrants are identical to the warrants sold in our initial public offering except that the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) are not redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights. The private placement warrants may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. A portion of the purchase price of the private placement warrants was added to the proceeds from our initial public offering and are held in the trust account such that at the time of closing of our initial public offering $414,000,000 are held in the trust account. If we do not complete our initial business combination within 24 months from the closing of our initial public offering, the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions described below.
Prior to our initial public offering, we entered into forward purchase agreements pursuant to which the anchor investors purchased an aggregate of 8,000,000 Class A ordinary shares, plus 2,000,000 redeemable warrants, for a purchase price of $10.00 per Class A ordinary share, as applicable, or $80,000,000 in the aggregate, in a private placement to close concurrently with the closing of our initial business combination. In connection with entering into these forward purchase agreements, our sponsor transferred to the anchor investors an aggregate of 1,000,000 founder shares for no cash consideration. The founder shares transferred to the anchor investors are subject to similar contractual conditions and restrictions as the founder shares issued to our sponsor. The anchor investors have redemption rights with respect to any public shares they own. The forward purchase warrants have the same terms as our public warrants.
The forward purchase agreements also provide that the anchor investors are entitled to registration rights with respect to (A) the forward purchase securities and Class A ordinary shares underlying the forward purchase warrants and founder shares, and (B) any other Class A ordinary shares or warrants acquired by the anchor investors, including any time after we complete our initial business combination.
Primavera Capital Acquisition LLC, our sponsor, and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Transfers of Founder Shares and Private Placement Warrants
The founder shares, private placement warrants and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up
provisions in the agreement entered into by our sponsor and management team. Those lock-up
provisions provide that such securities are not transferable or salable (i) in the case of the founder shares, until the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property and (ii) in the case of the private placement warrants and any Class A ordinary shares issuable upon conversion or exercise thereof, until 30 days after the completion of our initial business combination except in each case (a) to our officers or directors, any affiliate or family member of any of our officers or directors, any affiliate of our sponsor or to any member of the sponsor or any of their affiliates, (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) by virtue of the laws of the Cayman Islands or our Sponsor’s limited liability company agreement upon dissolution of our Sponsor, (g) in the event of our liquidation prior to our consummation of our initial business combination; or (h) in the event that, subsequent to our consummation of an initial business combination, we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.
Registration Rights
The holders of the (i) founder shares, which were issued in a private placement prior to the closing of our initial public offering, (ii) private placement warrants, which were issued in a private placement simultaneously with the closing of our initial public offering and the Class A ordinary shares underlying such private placement warrants and (iii) private placement warrants that may be issued upon conversion of working capital loans will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement signed on the effective date of our initial public offering. Pursuant to the registration rights agreement we are obligated to register up to 24,130,000 Class A ordinary shares and 11,780,000 warrants. The number of Class A ordinary shares includes (i) 12,350,000 Class A ordinary shares to be issued upon conversion of the founder shares, (ii) 10,280,000 Class A ordinary shares underlying the private placement warrants and (iii) up to 1,500,000 Class A ordinary shares underlying the private placement warrants issued upon conversion of working capital loans. The number of warrants includes 10,280,000 private placement warrants. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
Pursuant to the forward purchase agreements, we have agreed that we will use our reasonable best efforts (i) to file within 30 days after the closing of the initial business combination (and, with respect to clause (ii)(B) below, within 30 days following announcement of the results of the shareholder vote relating to our initial business combination or the results of our offer to shareholders to redeem their Class A ordinary shares in connection with our initial business combination (whichever is later), which we refer to as the “disclosure date”) a registration statement with the SEC for a secondary offering of  (A) the forward purchase securities and Class A ordinary shares underlying the forward purchase warrants and the anchor investors’ founder shares, and (B) any other Class A ordinary shares or warrants acquired by the anchor investors any time after we complete our initial business combination, (ii) to cause such registration statement to be declared effective promptly thereafter, but in no event later than 60 days after the closing of the initial business combination or the disclosure date, as the case may be and (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which the anchor investor ceases to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the forward purchase agreements. We will bear the cost of registering these securities.

Equity Compensation Plans
As of December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
In July 2020, our initial shareholders paid $25,000, or approximately $0.002 per share, to cover certain of our offering and formation costs in exchange for 12,350,000 founder shares (after giving effect to a share recapitalization), which founder shares were transferred to our sponsor on August 24, 2020. On August 24, 2020, our sponsor then transferred 215,625 founder shares to Ms. Zhang for an aggregate purchase price of $625, or approximately $0.003 per share. Following a share capitalization on September 21, 2020 and Ms. Zhang’s waiver of her right to receive shares under such capitalization, our sponsor held an aggregate of 10,409,375 founder shares and then, in connection with entering into the forward purchase agreements, transferred to the anchor investors an aggregate of 1,000,000 founder shares for no cash consideration. On December 30, 2020, our sponsor then transferred 40,000 founder shares to Mr. Pant, 40,000 founder shares to Ms. Teague and 40,000 founder shares to Ms. Cheng for an aggregate purchase price of $120, $120 and $120, respectively, or approximately $0.003 per share.
Our sponsor has, pursuant to a written agreement, purchased an aggregate of 10,280,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $10,280,000 in the aggregate, in a private placement that closed simultaneously with the closing of our initial public offering. The private placement warrants are identical to the warrants sold in our initial public offering except that the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) are not redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Prior to our initial public offering, we entered into forward purchase agreements pursuant to which the anchor investors purchased an aggregate of 8,000,000 Class A ordinary shares, plus 2,000,000 redeemable warrants, for a purchase price of $10.00 per Class A ordinary share, as applicable, or $80,000,000 in the aggregate, in a private placement to close concurrently with the closing of our initial business combination. In connection with entering into these forward purchase agreements, our sponsor transferred to the anchor investors an aggregate of 1,000,000 founder shares for no cash consideration. The founder shares transferred to the anchor investors are subject to similar contractual conditions and restrictions as the founder shares issued to our sponsor. The anchor investors have redemption rights with respect to any public shares they own. The forward purchase warrants have the same terms as our public warrants.
The forward purchase agreements also provide that the anchor investors are entitled to registration rights with respect to their (A) forward purchase securities and Class A ordinary shares underlying the forward purchase warrants and founder shares, and (B) any other Class A ordinary shares or warrants acquired by the anchor investors, including any time after we complete our initial business combination.
We currently utilize office space at 41/F Gloucester Tower, 15 Queen’s Road Central, Hong Kong from our sponsor as our executive offices. Commencing on the date of January 26, 2021, we pay our sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
We have entered into a fee agreement with Chenling Zhang pursuant to which, in consideration for her efforts as an independent director and her expertise to source and/or evaluate potential acquisition targets, we will pay Ms. Zhang a fee in an aggregate amount of $250,000 which is payable upon the closing of the business combination. Other than as described in the preceding sentence, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

On July 17, 2020, we issued an unsecured promissory note to an affiliate of our sponsor, which was assigned to our sponsor on August 24, 2020, pursuant to which the we may borrow up to an aggregate principal amount of $250,000. The promissory note is non-interest bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of our initial public offering. On January 26, 2021, at the closing of our initial public offering, $191,819 was repaid. As of December 31, 2021, there was $7,000 in borrowings outstanding under the promissory note, which is currently due on demand.
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest
basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. On January 28, 2022, we issued an unsecured promissory note (the “Note”) in the amount of up to $500,000 to our sponsor. The proceeds of the Note, which may be drawn down from time to time until we consummate the initial business combination, will be used for general working capital purposes. The Note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of our initial public offering (or such later date as may be extended in accordance with the terms of the Amended and Restated Memorandum and Articles of Association) or (ii) the completion of our initial business combination.
Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
We have entered into a registration rights agreement with respect to the founder shares and private placement warrants, which is described under the heading “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Registration Rights.”
Policy for Approval of Related Party Transactions
The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors, nominees for director or officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation
S-K
under the Exchange Act. Pursuant to the policy, the audit committee considers (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length
dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence
The rules of NYSE require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that each of Ms. Zhang, Mr. Pant, Ms. Teague and Ms. Cheng is an “independent director” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14 .	Principal Accountant Fees and Services.
The firm of WithumSmith+Brown, PC (“Withum”) acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.
Audit Fees
. During the period from July 16, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $25,235 for the services Withum performed in connection with our initial public offering. During the year ended December 31, 2021, fees for our independent registered public accounting firm were approximately $97,335 for the services Withum performed in connection with our initial public offering, our Quarterly Reports on Form
10-Q
for the first, second and third fiscal quarter of 2021, the restatements of our audited balance sheet as of January 26, 2021 filed on January 28, 2021, and January 26, 2022, our financial statements for the three months ended March 31, 2021 filed on July 2, 2021, and our financial statements for the three months ended September 30, 2021 filed on January 26, 2022 and the audit of our financial statements as of and for the year ended December 31, 2021 included in this Annual Report.
Audit-Related Fees.
During the period from July 16, 2020 (inception) through December 31, 2020 and the year ended December 31, 2021, our independent registered public accounting firm did not render assurance and services related to the performance of the audit or review of financial statements.
Tax Fees
. During the period from July 16, 2020 (inception) through December 31, 2020 and the year ended December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.
All Other Fees
. During the period from July 16, 2020 (inception) through December 31, 2020 and the year ended December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.
Preapproval Policy
Our audit committee was formed upon the effectiveness of the registration statements in relation to our initial public offering. As a result, the audit committee did not preapprove all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has preapproved and will preapprove all auditing services and permitted non-audit
services to be performed for us by our independent public registered accounting firm, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act, which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15 .	Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Form
10-K:
(1) Financial Statements:

(2) Financial Statement Schedules:
None.
(3) Exhibits
We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description

1.1	Underwriting Agreement, dated January 21, 2021, between the Company and Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as representatives of the several underwriters. (incorporated herein by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2021)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2021)

4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended

4.2	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-252297) filed with the SEC on January 6, 2021)

4.3	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (File No. 333-252297) filed with the SEC on January 6, 2021)

4.4	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No. 333-252297) filed with the SEC on January 6, 2021)

4.5	Warrant Agreement, dated January 21, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2021)

10.1	Letter Agreement, dated January 21, 2021, among the Company and its officers and directors and Primavera Capital Acquisition LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2021)

Exhibit No.	Description

10.2	Investment Management Trust Agreement, dated January 21, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2021)

10.3	Registration Rights Agreement, dated January 21, 2021, between the Company and certain security holders (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2021)

10.4	Administrative Services Agreement, dated January 21, 2021, between the Company and Primavera Capital Acquisition LLC (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2021)

10.5	Private Placement Warrants Purchase Agreement, dated January 21, 2021, between the Company and Primavera Capital Acquisition LLC (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2021)

10.6	Indemnity Agreement, dated January 21, 2021, between the Company and Tong Chen (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2021)

10.7	Indemnity Agreement, dated January 21, 2021, between the Company and Chenling Zhang (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2021)

10.8	Indemnity Agreement, dated January 21, 2021, between the Company and Muktesh Pant. (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2021)

10.9	Indemnity Agreement, dated January 21, 2021, between the Company and Teresa Teague. (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2021)

10.10	Indemnity Agreement, dated January 21, 20211, between the Company and Sonia Cheng Chi-Man (incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2021)

10.11	Promissory Note, dated January 28, 2022, issued by Primavera Capital Acquisition Corporation to Primavera Capital Acquisition LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2022)

10.12**	Business Combination Agreement, dated as of March 23, 2022, by and among Primavera Capital Acquisition Corporation, Lanvin Group Holdings Limited, Lanvin Group Heritage I Limited, Lanvin Group Heritage II Limited, and Fosun Fashion Group (Cayman) Limited (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2022)

10.13**	Form of PIPE Subscription Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2022)

10.14**	Sponsor Support Deed, dated as of March 23, 2022, by and among Primavera Capital Acquisition Corporation, Fosun Fashion Group (Cayman) Limited, Primavera Capital Acquisition LLC, Lanvin Group Holdings Limited, and certain other parties thereto (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2022)

10.15**	FFG Shareholder Support Deed, dated as of March 23, 2022, by and among Primavera Capital Acquisition Corporation, Fosun Fashion Group (Cayman) Limited, Lanvin Group Holdings Limited, and certain other parties thereto (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2022)

10.16**	Lock-Up Agreement, dated as of March 23, 2022, by and among Primavera Capital Acquisition Corporation, Primavera Capital Acquisition LLC, Lanvin Group Holdings Limited, and certain other parties thereto (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2022)

10.17**	Investor Rights Agreement, dated as of March 23, 2022, by and among Primavera Capital Acquisition Corporation, Primavera Capital Acquisition LLC, Fosun Fashion Group (Cayman) Limited, Lanvin Group Holdings Limited, and certain other parties thereto (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2022)

10.18**	Assignment, Assumption and Amendment Agreement, dated as of March 23, 2022, by and among Primavera Capital Acquisition Corporation, Lanvin Group Holdings Limited, and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2022)

31.1*	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

31.2*	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2022.

Primavera Capital Acquisition Corporation

By:	/s/ Tong Chen
Name: Tong Chen
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form
10-K
has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Tong Chen
Tong Chen	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)	March 31, 2022

/s/ Chenling Zhang
Chenling Zhang	Director	March 31, 2022

/s/ Muktesh Pant
Muktesh Pant	Director	March 31, 2022

/s/ Teresa Teague
Teresa Teague	Director	March 31, 2022

/s/ Sonia Cheng
Sonia Cheng	Director	March 31, 2022

PRIMAVERA CAPITAL ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Primavera Capital Acquisition Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Primavera Capital Acquisition Corporation (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2021 and the period from July 16, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from July 16, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by January 26, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our

audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March
3
0
, 2022
PCAOB Number 100

PRIMAVERA CAPITAL ACQUISITION CORPORATION
BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$497,619	$100
Prepaid expenses	25,984	—

Total Current Assets	523,603	100
Deferred offering costs	—	482,129
Forward Purchase Agreement (FPA) asset	572,828	—
Investment held in Trust Account	414,024,299	—

TOTAL ASSETS	$415,120,730	$482,229

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$2,526,858	$—
Accrued offering costs	—	326,235
Due to related party	110,000	—
Promissory note - related party	7,000	135,994

Total Current Liabilities	2,643,858	462,229
Warrant liabilities	20,879,840	—
Deferred underwriting fee payable	14,490,000	—

Total Liabilities	38,013,698	462,229

Commitments and Contingencies (Note 6)
Class A redeemable ordinary shares subject to possible redemption, $0.0001 par value , 400,000,000 shares authorized ; 41,400,000 and 0 shares at $10.00 per share redemption value as of December 31, 2021 and December 31, 2020, respectively	414,000,000	—
Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class B non-redeemable ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 12,350,000 shares issued and outstanding at December 31, 2021 and December 31, 2020	1,235	1,235
Additional paid-in capital	—	23,765
Accumulated deficit	(36,894,203)	(5,000)

Total Shareholders’ Equity (Deficit)	(36,892,968)	20,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$415,120,730	$482,229

The accompanying notes are an integral part of these financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from July 16, 2020 through (inception) December 31, 2020
General and administrative expenses	$3,456,132	$5,000

Loss from operations	(3,456,132)	(5,000)
Other income (expense)
Change in fair value of FPA	572,828	—
Change in fair value of warrant liabilities	25,830,090	—
Transaction costs allocable to warrant liabilities	(2,092,043)	—
Interest earned on investment held in Trust Account	24,299	—

Other income (expense), net	$24,335,174	$—

Net income (loss)	$20,879,042	$(5,000)

Weighted average shares outstanding, Class A redeemable ordinary shares	38,450,959	—

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.41	$0.00

Weighted average shares outstanding, Class B non-redeemable ordinary shares	12,257,534	11,000,000

Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.41	$(0.00)

The accompanying notes are an integral part of these financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2021

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance as of January 1, 2021	—	$—	12,350,000	$1,235	$23,765	$(5,000)	$20,000
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(23,765)	(57,768,245)	(57,792,010)
Net income	—	—	—	—	—	20,879,042	20,879,042

Balance as of December 31, 2021	—	$—	12,350,000	$1,235	$—	$(36,894,203)	$(36,892,968)

The accompanying notes are an integral part of these financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JULY 16, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance as of July 16, 2020 (inception)	—	$—	—	$—	$—	$—	$
Issuance of Class B ordinary shares to Sponsor (1)	—	—	12,350,000	1,235	23,765	—		25,000
Net loss	—	—	—	—	—	(5,000)		(5,000)

Balance as of December 31, 2020	—	$—	12,350,000	$1,235	$23,765	$(5,000)		$20,000

(1)
Includes an aggregate of up to 1,350,000 Class B ordinary shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised (see Note
5
). On September 21, 2020, the Company effected a share capitalization pursuant to which an additional 2,000,000 Founder Shares were issued for no consideration and on January 21, 2021 the Company effected a share capitalization pursuant to which an additional 1,725,000 Founder Shares were issued, resulting in there being 12,350,000 Founder Shares outstanding. All share and per-share
amounts have been retroactively restated to reflect the share capitalizations.

The accompanying notes are an integral part of these financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2021	For the period from July 16, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$20,879,042	$(5,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	—	5,000
Interest earned on investment held in Trust Account	(24,299)	—
Change in fair value of FPA	(572,828)	—
Change in fair value of warrant liabilities	(25,830,090)	—
Transaction costs allocable to warrant liabilities	2,092,043	—
Changes in operating assets and liabilities:
Prepaid expenses	(25,984)	—
Accrued expenses	2,526,858	—
Accrued offering costs	(326,235)	—
Due to related party	110,000	—

Net cash used in operating activities	(1,171,493)	—

Cash Flows from Investing Activities:
Investment of cash held in Trust Account	(414,000,000)	—

Net cash used in investing activities	(414,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	405,720,000	—
Proceeds from sale of Private Placement Warrants	10,280,000	—
Proceeds from promissory note - related party	—	100
Repayment of promissory note - related party	(191,819)	—
Payment of offering costs	(139,169)	—

Net cash provided by financing activities	415,669,012	100

Net Change in Cash	497,519	100
Cash - Beginning of period	100	—

Cash - End of period	$497,619	$100

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$326,235

Offering costs paid through promissory note	$62,825	$135,894

Deferred offering costs paid by initial shareholder in exchange for the issuance of Class B ordinary shares	$—	$20,000

Deferred underwriting fee payable	$14,490,000	$—

The accompanying notes are an integral part of the financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN
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
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from July 16, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the proposed initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
The Company provided

the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $
10.00
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

The Company proceeded

with a Business Combination only if the Company has net tangible assets of at least $
5,000,001
and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote the Founder Shares it will receive (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.
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

Merger
On March 23, 2022, as disclosed in the Company’s Form 8-K filed March 23, 2022, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “BCA”) by and among (i) the Company, (ii) Lanvin Group Holdings Limited, a Cayman Islands exempted company (“PubCo”), (iii) Lanvin Group Heritage I Limited, a Cayman Islands exempted company and a direct wholly owned subsidiary of PubCo (“Merger Sub 1”), (iv) Lanvin Group Heritage II Limited, a Cayman Islands exempted company and a direct wholly owned subsidiary of PubCo (“Merger Sub 2”, and together with Merger Sub 1, the “Merger Subs”), and (v) Fosun Fashion Group (Cayman) Limited, a Cayman Islands exempted company (“FFG”).
Pursuant to the BCA, on the closing of the Business Combination (the “Closing” and the date on which the Closing actually occurs, the “Closing Date”) and in sequential order, (i) the Forward Purchase Subscriptions will be consummated immediately prior to the completion of the Initial Merger or otherwise in accordance with the terms thereof, (ii) the Company will merge with and into Merger Sub 1, with Merger Sub 1 as the surviving entity in the merger, and, after giving effect to such merger, continuing as a wholly owned subsidiary of PubCo (the “Initial Merger”), (iii) Merger Sub 2 will merge with and into FFG, with FFG as the surviving entity in the merger (such surviving entity, the “Surviving Company”), and, after giving effect to such merger, continuing as a wholly owned subsidiary of PubCo (the “Second Merger”), (iv) the PIPE Investment shall be consummated immediately following the completion of the Initial Merger and the Second Merger, and (v) Merger Sub 1 will merge with and into the Surviving Company, with the Surviving Company as the surviving entity in the merger (the “Third Merger”). The Forward Purchase Subscriptions, the Initial Merger, the Second Merger, the PIPE Investment, the Third Merger, and the other transactions contemplated by the BCA are hereinafter referred to as the “Business Combination.”
Going Concern
As of December 31, 2021, the Company had working capital deficit of $2,120,255 and $497,619 of cash held outside the Trust Account available for working capital needs. All cash and securities held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and are restricted for use either in a Business Combination or to redeem ordinary shares. As of December 31, 20201, none of the amount in the Trust Account was available to be withdrawn as described above.
The Company anticipates that the $497,619 outside of the Trust Account as of December 31, 2021, will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, Promissory Note from Sponsor and any additional Working Capital Loans (as defined below) from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. On January 28, 2022, the Company issued an unsecured promissory note (the “Note”) in the amount of up to $500,000 to Primavera Capital Acquisition LLC (the “Payee”). The proceeds of the Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used for general working capital purposes (which is described in Note 10).
The Company believes it may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In addition, if the Company is not able to consummate a Business Combination before January 26, 2023, the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 26, 2023. Management plans to continue efforts to close a Business Combination within the prescribed time frame.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements of the Company are presented in conformity with
accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Management notes that the fair value of warrant liabilities and forward purchase agreements (“forward purchase agreements” or “FPA”) asset is a significant estimate.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less whe
n p
urchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and December 31, 2020.
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated on a relative fair value basis between shareholders’ equity and expense. The portion of the offering costs associated with the issuance of the Class A ordinary shares issued were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.
As of December 31, 2021, offering costs amounted to $23,454,123, of which $21,362,080 were charged to temporary
equity upon the completion of the Initial Public Offering and $2,092,043 were expensed to the statement of operations.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at January 26, 2021 and December 31, 2021, the 41,400,000 Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. As of January 26, 2021 and December 31, 2021 there was no change to the redemption value of the Class A ordinary shares.
At December 31, 2021 and January 26, 2021, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

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
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 1
2
months of the balance sheet date.
The Company accounts for the Warrants and FPA in accordance with the guidance contained in ASC
815-40,
under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities or assets. Accordingly, the Company classifies the Warrants as liabilities and the FPA as an asset at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These liabilities and asset are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Net income (loss) per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The
30,980,000
potential Class A ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the year ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the year ended December 31, 2021		For the Period from July 16, 2020 (inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$15,833,201	$5,045,841	$—	$(5,000)
Denominator
Weighted-average shares outstanding	38,450,959	12,257,534	—	11,000,000
Basic and diluted net income per share	$0.41	$0.41	$—	$(0.00)

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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities,
which
qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the Warrants and FPA (see Note 9).
Recent Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU
2020-06
effective January 1, 2021. The adoption of ASU
2020-06
did not have an impact on the Company’s financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 41,400,000 Units which included a full exercise by the underwriters of their over-allotment option in the amount of 5,400,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 10,280,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $10,280,000 in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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
Administrative Services Agreement
Commencing on January 21, 2021, the Company entered into an agreement to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the period from January 21, 2021 through December 31, 2021, the Company incurred $110,000 in fees for these services, of which $110,000 is included in due to related party in the accompanying balance sheets. For the period from July 16, 2020 (inception) through December 31, 2020, the Company incurred $0 in fees for these services.
Promissory Note - Related Party
On July 17, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to an affiliate of the Sponsor, which was assigned to the Sponsor on August 24, 2020, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering. On January 26, 2021, at the closing of the Initial Public Offering, $191,819 was repaid. As of December 31, 2021 and December 31, 2020, there is $7,000 and $135,994 in borrowings outstanding under the Promissory Note, which is currently due on demand.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital
Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that
whil
e it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)
Preference Shares -
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class
 A Ordinary Shares
- The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were no Class A ordinary shares issued and outstanding. At December 31, 2021, there were 41,400,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and presented as temporary equity.
Class
 B Ordinary Shares
- The Company is authorized to issue 40,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of December 31, 2021 and December 31, 2020, there were effectively 12,350,000 Class B ordinary shares issued and outstanding. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders, except as required by law.
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
At December 31, 2021, assets held in the Trust Account were comprised of $414,024,299 in money market funds, which are invested in U.S. Treasury Securities. At December 31, 2020, there were no assets held in the Trust Account. Through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Investments held in Trust Account - U.S. Treasury Securities Money Market Funds	1	$414,024,299
FPA Asset	3	$572,828
Liabilities:
Warrant Liability - Public Warrants	1	$13,869,000
Warrant Liability - Private Placement Warrants	3	$7,010,840
The Warrants are accounted for as liabilities and the FPA is accounted for as an asset in accordance with ASC
815-40
and are presented within warrant liabilities and FPA asset in the accompanying balance sheets. The warrant liabilities and FPA asset are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statements of operations.
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
The Public Warrants were initially valued using a Monte Carlo simulation implementing the Black Scholes Option Pricing Model that is modified to capture the redemption features of the Public Warrants. The primary unobservable inputs utilized in determining the fair value of the Public Warrants are the expected volatility of the ordinary shares and the share price.
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
The asset for the FPA was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement.
The following table presents the quantitative information regarding Level 3 fair value measurements:

	January 26, 2021 (Initial measurement)	December 31, 2021
Unit price	$10.90	$9.71
Term to initial Business Combination (in years)	1.0	0.53
Volatility	10.0%	11.6%
Risk-free rate	0.58%	1.31%
Dividend yield	0.0%	0.0%
The following table presents a summary of the changes in the fair value of level 3 warrant liabilities:

	Private Placement	Public	Total Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial fair value measurement on January 26, 2021	18,391,549	36,429,930	54,821,479
Change in fair value-Public Warrants	—	(19,455,930)	(19,455,930)
Transfer to Level 1	—	(16,974,000)	(16,974,000)
Change in fair value-Private Warrants	(11,380,709)	—	(11,380,709)

Fair value as of December 31, 2021	$7,010,840	$—	$7,010,840

The following table presents the changes in the fair value of FPA liability (asset):

Forward Purchase Units
Fair value as of January 1, 2021	$—
Initial measurement on January 26, 2021	3,752,168
Change in fair value	(4,324,996)

Fair value as of December 31, 2021	$(572,828)

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $16,974,000, when the Public Warrants were separately listed and traded.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company determined that, there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.
On January 28, 2022, Primavera Capital Acquisition Corporation (the “Company”) issued an unsecured promissory note (the “Note”) in the amount of up to $500,000 to Primavera Capital Acquisition LLC (the “Payee”). The proceeds of the Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used for general working capital purposes. On February 14, 2022, the Company drew down the full amount of the Note.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
On March 23, 2022, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “BCA”) by and among (i) the Company, (ii) Lanvin Group Holdings Limited, a Cayman Islands exempted company (“PubCo”), (iii) Lanvin Group Heritage I Limited, a Cayman Islands exempted company and a direct wholly owned subsidiary of PubCo (“Merger Sub 1”), (iv) Lanvin Group Heritage II Limited, a Cayman Islands exempted company and a direct wholly owned subsidiary of PubCo (“Merger Sub 2”, and together with Merger Sub 1, the “Merger Subs”), and (v) Fosun Fashion Group (Cayman) Limited, a Cayman Islands exempted company (“FFG”).