Form 10-Q
period 2022-03-31
Primavera Capital Acquisition Corp.
filed 2022-05-13
CIK 1818787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 13, 2022, there
 were 41,400,000 Class A ordinary shares, $0.0001 par value and 12,350,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
PRIMAVERA CAPITAL ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$708,909	$497,619
Prepaid expenses	71,511	25,984

Total Current Assets	780,420	523,603
Forward Purchase Agreement (FPA) asset	397,057	572,828
Investment held in Trust Account	414,058,718	414,024,299

TOTAL ASSETS	$415,236,195	$415,120,730

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$3,886,476	$2,526,858
Due to related party	140,000	110,000
Promissory note—related party	7,000	7,000
Convertible promissory note	500,178	—

Total Current Liabilities	4,533,654	2,643,858
Warrant liabilities	18,818,875	20,879,840
Deferred underwriting fee payable	14,490,000	14,490,000

Total Liabilities	37,842,529	38,013,698

Commitments and Contingencies (Note 6)
Class A redeemable ordinary shares subject to possible redemption, $0.0001 par value, 400,000,000 shares authorized; 41,400,000 shares at $10.00 per share redemption value as of March 31, 2022 and December 31, 2021	414,000,000	414,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class B non-redeemable ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 12,350,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	1,235	1,235
Additional paid-in capital	—	—
Accumulated deficit	(36,607,569)	(36,894,203)

Total Shareholders’ Deficit	(36,606,334)	(36,892,968)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$415,236,195	$415,120,730

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
General and administrative expenses	$1,632,801	$685,200

Loss from operations	(1,632,801)	(685,200)
Other income (expense)
Change in fair value of FPA	(175,771)	(88,302)
Change in fair value of warrant liabilities	2,060,965	21,291,339
Transaction costs allocable to warrant liabilities	—	(2,092,043)
Change in fair value of convertible promissory note	(178)	—
Interest earned on investment held in Trust Account	34,419	4,425

Total Other income (expense), net	$1,919,435	$19,115,419

Net income	$286,634	$18,430,219

Weighted average shares outstanding, Class A redeemable ordinary shares	41,400,000	29,440,000

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.01	$0.45

Weighted average shares outstanding, Class B non-redeemable ordinary shares	12,350,000	11,960,000

Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.01	$0.45

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

	Class A		Class B				Total
	Ordinary Share		Ordinary Share		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	12,350,000	$1,235	$—	$(36,894,203)	$(36,892,968)
Net incom e	—	—	—	—	—	286,634	286,634

Balance as of March 31, 2022	—	$—	12,350,000	$1,235	$—	$(36,607,569)	$(36,606,334)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

	Class A		Class B				Total
	Ordinary Share		Ordinary Share		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	—	$—	12,350,000	$1,235	$23,765	$(5,000)	$20,000
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(23,765)	(57,768,245)	(57,792,010)
Net income	—	—	—	—	—	18,430,219	18,430,219

Balance as of March 31, 2021	—	$—	12,350,000	$1,235	$—	$(39,343,026)	$(39,341,791)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net income	$286,634	$18,430,219
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares
Interest earned on investment held in Trust Account	(34,419)	(4,425)
Change in fair value of FPA	175,771	88,302
Change in fair value of warrant liabilities	(2,060,965)	(21,291,339)
Change in fair value of convertible promissory note	178	—
Transaction costs allocable to warrant liabilities	—	2,092,043
Changes in operating assets and liabilities:
Prepaid expenses	(45,527)	(359,000)
Accrued expense s	1,359,618	204,167
Due to related party	30,000	—

Net cash used in operating activities	(288,710)	(840,033)

Cash Flows from Investing Activities:
Investment of cash held in Trust Account	—	(414,000,000)

Net cash used in investing activities	—	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	405,720,000
Proceeds from sale of Private Placement Warrants	—	10,280,000
Proceeds from the convertible promissory note - related party	500,000	—
Repayment of Sponsor loan	—	(191,819)
Payment of offering costs	—	(100,953)

Net cash provided by financing activities	500,000	415,707,228

Net Change in Cash	211,290	867,195
Cash – Beginning of period	497,619	100

Cash – End of period	$708,909	$867,295

Non-Cash investing and financing activities:
Offering costs paid through promissory note	$—	$62,825

Offering costs included in accrued offering costs	$—	$38,216

Deferred underwriting commissions charged to additional paid in capital	$—	$14,490,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from July 16, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the proposed initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
MARCH 31, 2022
(Unaudited)
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
The Company will have until January 26, 2023 to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
MARCH 31, 2022
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
Going Concern
As of March 31, 2022, the Company had working capital deficit of $3,752,234 and $708,909 of cash held outside the Trust Account available for working capital needs. All cash and securities held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and are restricted for use either in a Business Combination or to redeem ordinary shares. As of March 31, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.
On February 14, 2022, the Company drew down $500,000 of the Convertible Promissory Note (as defined in Note 5). The Convertible Promissory Note bears no interest and shall be payable on the earlier of: (i) twenty-four (24) months from the closing of the initial public offering (or such later date as may be extended in accordance with the terms of the Company’s memorandum and articles of association) or (ii) the date on which the Company consummates a Business Combination (see Note 5).
The Company believes it may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In addition, if the Company is not able to consummate a Business Combination before January 26, 2023, the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that the liquidity condition and automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 26, 2023. Management plans to continue efforts to close a Business Combination within the prescribed time frame.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form
10-K
for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Management notes that the fair value of warrant liabilities and forward purchase agreements (“forward purchase agreements” or “FPA”) asset is a significant estimate.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
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
As of March 31, 2022, offering costs amounted to $23,454,123, of which $21,362,080 were charged to temporary equity upon the completion of the Initial Public Offering and $2,092,043 were expensed to the condensed statement of operations.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the 41,400,000 Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the
Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. As of March 31, 2022 and December 31, 2021 there was no change to the redemption value of the Class A ordinary shares.
At March 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$414,000,000
Less: Proceeds allocated to Public Warrants	(36,429,930)
Less: Class A ordinary shares issuance costs	(21,362,080)
Add: Accretion of carrying value to redemption value	57,792,010

Class A ordinary shares subject to possible redemption	$414,000,000

Convertible Promissory Note
The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash change in the fair value of the convertible promissory note in the condensed statements of operations. The fair value of the option to convert into private warrants was valued utilizing the Monte Carlo model.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The Company accounts for the Warrants and FPA in accordance with the guidance contained in
ASC815-40,
under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities or assets. Accordingly, the Company classifies the Warrants as liabilities and the FPA as an asset at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These liabilities and asset are subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Net Income per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 30,980,000 potential Class A ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$220,775	$65,859	$13,105,934	$5,324,285
Denominator
Weighted-average shares outstanding	41,400,000	12,350,000	29,440,000	11,960,000
Basic and diluted net income per share	$0.01	$0.01	$0.45	$0.45
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Warrants, FPA and Convertible Promissory Note (see Note 9).

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Recent Adopted Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
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
As of March 31, 2022 and December 31, 2021, there are $140,000 and $110,000 in due to related party incurred by administrative service fee.
For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 and $20,000 in fees for these services, of which $30,000 and $20,000 is included in due to related party in the accompanying condensed balance sheets.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Promissory Note — Related Party
On July 17, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to an affiliate of the Sponsor, which was assigned to the Sponsor on August 24, 2020, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering. On January 26, 2021, at the closing of the Initial Public Offering, $191,819 was repaid. As of March 31, 2022 and December 31, 2021, there is $7,000 and $7,000 in borrowings outstanding under the Promissory Note, which is currently due on demand.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
On January 28, 2022, the Company issued an unsecured promissory note (the “Convertible Promissory Note”) in the amount of up to $500,000 to the Sponsor. The Convertible Promissory Note bears no interest and shall be payable on the earlier of: (i) twenty-four (24) months from the closing of the initial public offering (or such later date as may be extended in accordance with the terms of the Company’s memorandum and articles of association) or (ii) the date on which the Company consummates a business combination. On February 14, 2022, the Company drew down the full amount of the Convertible Promissory Note. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Convertible Promissory Note into that number of warrants consisting of one warrant exercisable for one ordinary share of the Company (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Convertible Promissory Note being converted, divided by (y) $1.00, rounded up to the nearest whole number of warrants. The Conversion Warrants shall be identical to the Private Placement Warrants.
The Convertible Promissory Note was valued using the fair value method. The fair value of the Convertible Promissory Note as of February 14, 2021 and March 31, 2022, was $500,000
and $500,178, respectively (see Note 9).
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

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
Business Combination Agreement
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
NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)
Preference Shares —
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—
The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 41,400,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and presented as temporary equity.
Class
 B Ordinary Shares
—
The Company is authorized to issue 40,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were effectively 12,350,000 Class B ordinary shares issued and outstanding. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders, except as required by law.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
basis.
NOTE 8. WARRANTS
As of March 31, 2022, and December 31, 2021, there were 20,700,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares.
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

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
As of March 31, 2022, and December 31, 2021, there were 10,280,000 Private Placement Warrants outstanding. The Private
 Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable,
except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $414,058,718 and $414,024,299 in money market funds, which are invested in U.S. Treasury Securities. Through March 31, 2022 and December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Funds	1	$414,058,718	$414,024,299
FPA Asset	3	$397,057	$572,828
Liabilities:
Warrant Liability – Public Warrants	1	$8,280,000	$13,869,000
Warrant Liability – Private Placement Warrants	3	$10,538,875	$7,010,840
Convertible promissory note – related party	3	$500,178	$—
The Warrants and convertible promissory note are accounted for as liabilities and the FPA is accounted for as an asset in accordance with
ASC815-40
and are presented within warrant liabilities and FPA asset in the accompanying condensed balance sheets. The warrant liabilities, FPA asset and convertible promissory note are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statements of operations.
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

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
The fair value of the option to convert the convertible promissory note into private warrants was initially valued utilizing a Monte Carlo model that values the embedded conversion feature.
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
The asset for the FPA was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement.
The following table presents the quantitative information regarding Level 3 fair value measurements:

	January 26, 2021 (Initial measurement)	December 31, 2021	March 31, 2022
Unit price	$10.90	$9.71	$9.83
Term to initial Business Combination (in years)	1.0	0.53	0.75
Volatility	10.0%	11.6%	12.0%
Risk-free rate	0.58%	1.31%	2.41%
Dividend yield	0.0%	0.0%	0.0%
The following table presents a summary of the changes in the fair value of level 3 warrant liabilities for the three months ended March 31, 2022 and 2021 :

	Private Placement	Public	Total Warrant Liabilities
Fair value as of January 1, 2022	$7,010,840	$—	$7,010,840
Change in fair value-Private Warrants	3,528,035	—	3,528,035
Fair value as of March 31, 2022	$10,538,875	$—	$10,538,875

	Private Placement	Public	Total Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 26, 2021	18,391,549	36,429,930	54,821,479
Transfer to Level 1	—	(36,429,930)	(36,429,930)
Change in fair value-Private Warrants	(9,946,958)	—	(9,946,958)
Fair value as of March 31, 2021	$8,444,591	$—	$8,444,591

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The following table presents the changes in the fair value of FPA liability (asset) for the three months ended March 31, 2022 and 2021 :

Forward Purchase Units
Fair value as of January 1, 2022	$(572,828)
Change in fair value	175,771
Fair value as of March 31, 2022	$(397,057)

Forward Purchase Units
Fair value as of January 1, 2021	$—
Initial measurement on January 26, 2021	3,752,168
Change in fair value	(3,663,866)
Fair value as of March 31, 2021	$88,302
Convertible Promissory Note – Related Party
The fair value of the option to convert the convertible promissory note into private warrants was valued utilizing a Monte Carlo model that values the embedded conversion feature.
The estimated fair value of the convertible promissory note was based on the following significant inputs:

	March 31, 2022	February 14, 2022
Stock price	$9.83	$9.76
Weighted time to conversion (in years)	5.21	5.46
Volatility	7.3%	7.5%
Risk-free rate	2.42%	1.92%
The following table presents the changes in the fair value of the Level 3 convertible promissory note:

Convertible Promissory Note
Fair value as of January 1, 2022	$—
Proceeds received through Convertible Promissory Note on February 14, 2022	500,000
Change in fair value	178
Fair value as of March 31, 2022	$500,178
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the unaudited condensed financial statements date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company determined that, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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
We will only have until January 26, 2023, or 24 months from the closing of our initial public offering (as such period may be extended pursuant to a shareholder vote) to complete our initial business combination. If we have not completed our initial business combination within this time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than 10 business days thereafter, redeem the public shares at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we do not complete our initial business combination within the allotted period.

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
Liquidity and Capital Resources
As of March 31, 2022, we had cash outside the trust account of $708,909 available for working capital needs. As of March 31, 2022, none of the amount in the trust account was available to be withdrawn as described above.

Through March 31, 2022, our liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, $250,000 promissory note as described below, $500,000 Convertible Promissory Note as described below and the remaining net proceeds from our initial public offering and the sale of the private placement warrants.
On July 17, 2020, we issued an unsecured promissory note in the amount of up to $250,000 to an affiliate of our sponsor. The proceeds of the note, which may be drawn down from time to time until we consummate our initial business combination, will be used for general working capital purposes. The note bears no interest and is payable in full upon the earlier to occur of (i) December 31, 2021 and (ii) the completion of our initial public offering. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the note may be accelerated. As of March 31, 2022 and December 31, 2021, there is $7,000 and $7,000 in borrowings outstanding under the promissory note, which is currently due on demand.
On January 28, 2022, the Company issued an unsecured promissory note (the “Convertible Promissory Note”) in the amount of up to $500,000 to the Sponsor. The Convertible Promissory Note bears no interest and shall be payable on the earlier of: (i) twenty-four (24) months from the closing of the initial public offering (or such later date as may be extended in accordance with the terms of the Company’s memorandum and articles of association) or (ii) the date on which the Company consummates a business combination. On February 14, 2022, the Company drew down the full amount of the Convertible Promissory Note. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Convertible Promissory Note into that number of warrants consisting of one warrant exercisable for one ordinary share of the Company (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Convertible Promissory Note being converted, divided by (y) $1.00, rounded up to the nearest whole number of warrants. The Conversion Warrants shall be identical to the Private Placement Warrants.
Going Concern
As of March 31, 2022, the Company had working capital deficit of $3,752,234 and $708,909 of cash held outside the Trust Account available for working capital needs. All cash and securities held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and are restricted for use either in a Business Combination or to redeem ordinary shares. As of March 31, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.
On February 14, 2022, the Company drew down $500,000 of the Convertible Promissory Note (as defined in Note 5 to Financial Statements). The Convertible Promissory Note bears no interest and shall be payable on the earlier of: (i) twenty-four (24) months from the closing of the initial public offering (or such later date as may be extended in accordance with the terms of the Company’s memorandum and articles of association) or (ii) the date on which the Company consummates a business combination .
The Company believes it may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In addition, if the Company is not able to consummate a Business Combination before January 26, 2023, the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that the liquidity issue and automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 26, 2023. Management plans to continue its efforts to close a Business Combination within the prescribed time frame.
Results of Operations
All of our activities since inception through March 31, 2022 related to our formation, the preparation for our initial public offering and, since the closing of our initial public offering, the search for a prospective target of our initial business combination.
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
For the three months ended March 31, 2022, we had a net income of $286,634, which consists of a change in fair value of warrant liabilities of $2,060,965 and interest earned on investment held in the Trust Account of $34,419, offset by general and administrative expenses of $1,632,801, change in fair value of convertible promissory note of $178 and change in fair value of FPA of $175,771.

For the three months ended March 31, 2021, we had a net income of $18,430,219, which consists of a change in fair value of warrant liabilities of $21,291,339 and interest earned on investment held in the Trust Account of $4,425, offset by general and administrative expenses of $685,200, transaction costs allocable to warrants of $2,092,043 and a change in fair value of FPA of $88,302.
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
On July 17, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to an affiliate of the sponsor, which was assigned to the sponsor on August 24, 2020, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering. On January 26, 2021, at the closing of the Initial Public Offering, $191,819 was repaid.As of March 31, 2022 and December 31, 2021, there is $7,000 and $7,000 in borrowings outstanding under the promissory note, which is currently due on demand.
On January 28, 2022, the Company issued an unsecured promissory note (the “Convertible Promissory Note”) in the amount of up to $500,000 to the Sponsor. The Convertible Promissory Note bears no interest and shall be payable on the earlier of: (i) twenty-four (24) months from the closing of the initial public offering (or such later date as may be extended in accordance with the terms of the Company’s memorandum and articles of association) or (ii) the date on which the Company consummates a business combination. On February 14, 2022, the Company drew down the full amount of the Convertible Promissory Note.
The underwriters of our initial public offering are entitled to a deferred fee of $0.35 per unit, or $14,490,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We have identified the following critical accounting policies:
Convertible Promissory Note
The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash change in the fair value of the convertible promissory note in the condensed statements of operations. The fair value of the option to convert into private warrants was valued utilizing the Monte Carlo model.
Derivative Warrant Liabilities
We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

We account for the Warrants and FPA in accordance with the guidance contained in
ASC815-40,
under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities and the FPA as an asset at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These liabilities and asset are subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 41,400,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheet.
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
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
Off-Balance
Sheet Arrangements
As of March 31, 2022, we did not have any
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the material weakness in our internal control over financial reporting related to complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our audited financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
and
15d-15(f)of
the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC March 31, 2022.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions.
These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On January 26, 2021, we consummated the Initial Public Offering of 41,400,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $414,000,000. Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc. acted as joint book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on
Form S-1(No. 333-251917).
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2022	PRIMAVERA CAPITAL ACQUISITION CORPORATION

	By:	/s/ Tong Chen
	Name:	Tong Chen
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)