Form 10-Q
period 2022-06-30
Primavera Capital Acquisition Corp.
filed 2022-08-12
CIK 1818787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

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
12
, 2022, there were 41,400,000 Class A ordinary shares, $0.0001 par value and 12,350,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
PRIMAVERA CAPITAL ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$122,569	$497,619
Prepaid expenses	296,421	25,984

Total Current Assets	418,990	523,603
Forward Purchase Agreement (FPA) asset	42,274	572,828
Investment held in Trust Account	414,646,746	414,024,299

TOTAL ASSETS	$415,108,010	$415,120,730

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$4,550,544	$2,526,858
Due to related party	170,000	110,000
Promissory note—related party	7,000	7,000
Convertible promissory note	504,923	—

Total Current Liabilities	5,232,467	2,643,858
Warrant liabilities	8,145,644	20,879,840
Deferred underwriting fee payable	14,490,000	14,490,000

Total Liabilities	27,868,111	38,013,698

Commitments and Contingencies (Note 6)
Class A redeemable ordinary shares subject to possible redemption, $0.0001 par value, 400,000,000 shares authorized; 41,400,000 shares at $10.02 and $10.00 per share redemption value as of June 30, 2022 and December 31, 2021, respectively	414,646,746	414,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class B non-redeemable ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 12,350,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	1,235	1,235
Additional paid-in capital	—	—
Accumulated deficit	(27,408,082)	(36,894,203)

Total Shareholders’ Deficit	(27,406,847)	(36,892,968)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$415,108,010	$415,120,730

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
General and administrative expenses	$1,055,498	$(154,565)	$2,688,299	$530,635

Income (loss) from operations	(1,055,498)	154,565	(2,688,299)	(530,635)
Other income (expense)
Change in fair value of FPA	(354,783)	(153,019)	(530,554)	(241,321)
Change in fair value of warrant liabilities	10,673,231	(6,326,987)	12,734,196	14,964,352
Transaction costs allocable to warrant liabilities	—	—	—	(2,092,043)
Change in fair value of convertible promissory note	(4,745)	—	(4,923)	—
Interest earned on investment held in Trust Account	588,028	6,292	622,447	10,717

Total other income (expense), net	$10,901,731	$(6,473,714)	$12,821,166	$12,641,705

Net income (loss)	$9,846,233	$(6,319,149)	$10,132,867	$12,111,070

Weighted average shares outstanding, Class A redeemable ordinary shares	41,400,000	41,400,000	41,400,000	35,453,039

Basic and diluted net income (loss) per share, Class A redeemable ordinary shares	$0.18	$(0.12)	$0.19	$0.25

Weighted average shares outstanding, Class B non-redeemable ordinary shares	12,350,000	12,350,000	12,350,000	12,156,077

Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.18	$(0.12)	$0.19	$0.25

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	12,350,000	$1,235	$—	$(36,894,203)	$(36,892,968)
Net income	—	—	—	—	—	286,634	286,634

Balance as of March 31, 2022	—	—	12,350,000	1,235	—	(36,607,569)	(36,606,334)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(646,746)	(646,746)
Net income	—	—	—	—	—	9,846,233	9,846,233

Balance as of June 30, 2022	—	$—	12,350,000	$1,235	$—	$(27,408,082)	$(27,406,847)

The accompanying notes are an integral part of this unaudited condensed financial statement.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	—	$—	12,350,000	$1,235	$23,765	$(5,000)	$20,000
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(23,765)	(57,768,245)	(57,792,010)
Net income	—	—	—	—	—	18,430,219	18,430,219

Balance as of March 31, 2021	—	—	12,350,000	1,235	—	(39,343,026)	(39,341,791)
Net loss	—	—	—	—	—	(6,319,149)	(6,319,149)

Balance as of June 30, 2021	—	$—	12,350,000	$1,235	$—	$(45,662,175)	$(45,660,940)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net income	$10,132,867	$12,111,070
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares
Interest earned on investment held in Trust Account	(622,447)	(10,717)
Change in fair value of FPA	530,554	241,321
Change in fair value of warrant liabilities	(12,734,196)	(14,964,352)
Change in fair value of convertible promissory note	4,923	—
Transaction costs allocable to warrant liabilities	—	2,092,043
Changes in operating assets and liabilities:
Prepaid expenses	(270,437)	(258,529)
Accrued expenses	2,023,686	237,207
Accrued offering costs	—	(326,235)
Due to related party	60,000	50,000

Net cash used in operating activities	(875,050)	(828,192)

Cash Flows from Investing Activities:
Investment of cash held in Trust Account	—	(414,000,000)

Net cash used in investing activities	—	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	405,720,000
Proceeds from sale of Private Placement Warrants	—	10,280,000
Proceeds from the convertible promissory note - related party	500,000	—
Repayment of Sponsor loan	—	(191,819)
Payment of offering costs	—	(139,169)

Net cash provided by financing activities	500,000	415,669,012

Net Change in Cash	(375,050)	840,820
Cash – Beginning of period	497,619	100

Cash – End of period	$122,569	$840,920

Non-Cash investing and financing activities:
Offering costs paid through promissory note	$—	$62,825

Change in value of Class A ordinary shares subject to possible redemption	$—	$26,066,830

Initial classification of Class A ordinary shares subject to possible redemption	$—	$414,000,000

Deferred underwriting commissions charged to additional paid-in capital	$—	$14,490,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from July 16, 2020 (inception) through June 30, 2022, relates to the Company’s formation and the proposed initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
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
The Company will have until January 26, 2023, to
consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

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
In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of trust assets, less taxes payable, provided that such liability will not apply to any claims by a third-party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Going Concern
As of June 30, 2022, the Company had working capital deficit of $4,813,477 and $122,569 of cash held outside the Trust Account available for working capital needs. All cash and securities held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and are restricted for use either in a Business Combination or to redeem ordinary shares. As of June 30, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.
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
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form
10-K
for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
June 30, 2022
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
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
At the IPO, offering
costs amounted to $23,454,123, of which $21,362,080 were charged to temporary equity upon the completion of the Initial Public Offering and $2,092,043 were expensed to the condensed statement of operations.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the 41,400,000

Class A ordinary shares subject to possible redemption, are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. As of June 30, 2022 and December 31, 2021, there were $646,746 and $0 change to the redemption value of the Class A ordinary shares, respectively.
At June 30, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$414,000,000
Less: Proceeds allocated to Public Warrants	(36,429,930)
Less: Class A ordinary shares issuance costs	(21,362,080)
Add: Accretion of carrying value to redemption value	57,792,010
Add: Remeasurement on Class A ordinary shares subject to possible redemption	646,746

Class A ordinary shares subject to possible redemption	$414,646,746

Convertible Promissory Note
The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, Financial Instruments (“ASC 825”). The Company has made such election for its convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Differences between the face value of the convertible promissory note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the convertible promissory note are recognized as non-cash gains or losses in the condensed statements of operations. The fair value of the option to convert into private warrants was valued utilizing the Monte Carlo model.
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
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Net Income per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 30,980,000 potential Class A ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$7,583,889	$2,262,344	$(4,867,214)	$(1,451,935)
Denominator
Weighted -average shares outstanding	41,400,000	12,350,000	41,400,000	12,350,000
Basic and diluted net income (loss) per share	$0.18	$0.18	$(0.12)	$(0.12)

	For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$7,804,664	$2,328,203	$9,018,740	$3,092,330
Denominator
Weighted -average shares outstanding	41,400,000	12,350,000	41,400,000	12,156,077
Basic and diluted net income per share	$0.19	$0.19	$0.25	$0.25
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of
$250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
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
June 30, 2022
(Unaudited)

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
Administrative Services Agreement
Commencing on January 21, 2021, the Company entered into an agreement to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. As of June 30, 2022 and December 31, 2021, there are $170,000 and $110,000 in due to related party incurred by administrative service fee. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in fees for these services, of which $30,000 and $60,000 is included in due to related party in the accompanying condensed balance sheets.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

For the three and six months ended June 30, 2021, the Company incurred $20,000 and $50,000 in fees for these services.
Promissory Note — Related Party
On July 17, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to an affiliate of the Sponsor, which was assigned to the Sponsor on August 24, 2020, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering. On January 26, 2021, at the closing of the Initial Public Offering, $191,819 was repaid. As of June 30, 2022 and December 31, 2021, there is $7,000 in borrowings outstanding under the Promissory Note, which is currently due on demand.
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
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
The Convertible Promissory Note was valued using the fair value method. As of June 30, 2022,
$500,000
was drawn on the loan, presented at its fair value of
$504,923

on the accompanying unaudited condensed balance sheets. As of December 31, 2021, the Company had no Working Capital Loan borrowings. (see Note 9).
NOTE 6. COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Director Compensation
On August 24, 2020, the Company entered into a fee arrangement with Ms. Zhang pursuant to which, in consideration for her services as an independent director and her expertise to source and/or evaluate potential acquisition targets, the Company will pay Ms. Zhang a fee in the aggregate amount of $250,000
, which is payable upon the closing of the Business Combination. As of June 30, 2022 and December 31, 2021, the Company recognized $250,000 in fees for these services, of which $250,000 is included in accrued expenses in the accompanying condensed balance sheets.
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

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares —
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares—
The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 41,400,000

Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and presented as temporary equity.
Class
 B Ordinary Shares—
The Company is authorized to issue 40,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were effectively 12,350,000
Class B ordinary shares issued and outstanding. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders, except as required by law.
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
basis.
NOTE 8. WARRANTS
As of June 30, 2022, and December 31, 2021, there
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
The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022
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
June 30, 2022
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
As of June 30, 2022, and December 31, 2021, there were 10,280,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable,
except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
At June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $414,646,746 and $414,024,299 in money market funds, which are invested in U.S. Treasury Securities. Through June 30, 2022 and December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Funds	1	$414,646,746	$414,024,299
FPA Asset	3	$42,274	$572,828
Liabilities:
Warrant Liability – Public Warrants	1	$3,312,000	$13,869,000
Warrant Liability – Private Placement Warrants	3	$4,833,644	$7,010,840
Convertible promissory note – related party	3	$504,923	$—
The Warrants and convertible promissory note are accounted for as liabilities and the FPA is accounted for as an asset in accordance with ASC
815-40
and are presented within warrant liabilities, convertible promissory note and FPA asset in the accompanying condensed balance sheets. The warrant liabilities, FPA asset and convertible promissory note are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statements of operations.
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

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

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
The asset for the FPA was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement.
The following table presents the quantitative information regarding Level 3 fair value measurements:

	January 26, 2021 (Initial measurement)	December 31, 2021	June 30, 2022
Unit price	$10.90	$9.71	$9.83
Term to initial Business Combination (in years)	1.0	0.53	0.50
Volatility	10.0%	11.6%	4.6%
Risk-free rate	0.58%	1.31%	3.02%
Dividend yield	0.0%	0.0%	0.0%
The following table presents a summary of the changes in the fair value of level 3 warrant liabilities for the six months ended June 30, 2022 and 2021:

	Private Placement	Public	Total Warrant Liabilities
Fair value as of January 1, 2022	$7,010,840	$—	$7,010,840
Change in fair value-Private Warrants	(2,177,196)	—	(2,177,196)

Fair value as of June 30, 2022	$4,833,644	$—	$4,833,644

	Private Placement	Public	Total Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 26, 2021	18,391,549	36,429,930	54,821,479
Transfer to Level 1	—	(36,429,930)	(36,429,930)
Change in fair value-Private Warrants	(7,759,971)	—	(7,759,971)

Fair value as of June 30, 2021	$10,631,578	$—	$10,631,578

The following table presents the changes in the fair value of FPA liability (asset) for the six months ended June 30, 2022 and 2021:

Forward Purchase Units
Fair value as of January 1, 2022	$(572,828)
Change in fair value	175,771
Fair value as of March 31, 2022	(397,057)
Change in fair value	354,783

Fair value as of June 30, 2022	$(42,274)

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Forward Purchase Units
Fair value as of January 1, 2021	$—
Initial measurement on January 26, 2021	3,752,168
Change in fair value	(3,663,866)
Fair value as of March 31, 2021	88,302
Change in fair value	153,019

Fair value as of June 30, 2021	$241,321
Convertible Promissory Note – Related Party
The fair value of the option to convert the convertible promissory note into private warrants was valued utilizing a Monte Carlo model that values the embedded conversion feature. The convertible promissory note is classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs.
The estimated fair value of the convertible promissory note was based on the following significant inputs:

	June 30, 2022	February 14, 2022
Stock price	$9.83	$9.76
Weighted time to conversion (in years)	5.03	5.46
Volatility	16.3%	7.5%
Risk-free rate	1.28%	1.92%
The following table presents the changes in the fair value of the Level 3 convertible promissory note:

Convertible Promissory Note
Fair value as of January 1, 2022	$—
Proceeds received through Convertible Promissory Note on February 14, 2022	500,000
Change in fair value	4,923

Fair value as of June 30, 2022	$504,923
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the six months ended June 30, 2022 for the convertible promissory note.
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
Liquidity and Capital Resources
As of June 30, 2022, we had cash outside the trust account of $122,569 available for working capital needs. As of June 30, 2022, none of the amount in the trust account was available to be withdrawn as described above.
Through June 30, 2022, our liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, $250,000 promissory note as described below, $500,000 Convertible Promissory Note as described below and the remaining net proceeds from our initial public offering and the sale of the private placement warrants.
On July 17, 2020, we issued an unsecured promissory note in the amount of up to $250,000 to an affiliate of our sponsor. The proceeds of the note, which may be drawn down from time to time until we consummate our initial business combination, will be used for general working capital purposes. The note bears no interest and is payable in full upon the earlier to occur of (i) December 31, 2021 and (ii) the completion of our initial public offering. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the note may be accelerated. As of June 30, 2022 and December 31, 2021, there is $7,000 in borrowings outstanding under the promissory note, which is currently due on demand.
On January 28, 2022, we issued an unsecured promissory note (the “Convertible Promissory Note”) in the amount of up to $500,000 to the Sponsor. The Convertible Promissory Note bears no interest and shall be payable on the earlier of: (i) twenty-four (24) months from the closing of the initial public offering (or such later date as may be extended in accordance with the terms of our memorandum and articles of association) or (ii) the date on which we consummate a business combination. On February 14, 2022, we drew down the full amount of the Convertible Promissory Note. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Convertible Promissory Note into that number of warrants consisting of one warrant exercisable for one ordinary share of us (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Convertible Promissory Note being converted, divided by (y) $1.00, rounded up to the nearest whole number of warrants. The Conversion Warrants shall be identical to the Private Placement Warrants.
Going Concern
As of June 30, 2022, we had working capital deficit of $4,813,477 and $122,569 of cash held outside the Trust Account available for working capital needs. All cash and securities held in the Trust Account are generally unavailable for our use, prior to an initial Business Combination, and are restricted for use either in a Business Combination or to redeem ordinary shares. As of June 30, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.
On February 14, 2022, we drew down $500,000 of the Convertible Promissory Note (as defined in Note 5 to Financial Statements). The Convertible Promissory Note bears no interest and shall be payable on the earlier of: (i) twenty-four (24) months from the closing of the initial public offering (or such later date as may be extended in accordance with the terms of our memorandum and articles of association) or (ii) the date on which we consummate a business combination.
We believe we may have insufficient funds available to operate our business prior to the Business Combination. Moreover, we will need to raise additional capital through loans from the Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, us. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. In addition, if we are not able to consummate a Business Combination before January 26, 2023, we will commence an automatic winding up, dissolution and liquidation. Management has determined that the liquidity issue and automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 26, 2023. Management plans to continue its efforts to close a Business Combination within the prescribed time frame.

Results of Operations
All of our activities from inception through June 30, 2022 related to our formation, the preparation for our initial public offering and, since the closing of our initial public offering, the search for a prospective target of our initial business combination.
We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial business combination. We will generate non-operating
income in the form of interest income on cash and cash equivalents held in the trust account. We expect to continue to incur increased expenses as a result of being a public company for legal, financial reporting, accounting, auditing compliance and stock exchange listing, as well as for due diligence expenses.
For the three months ended June 30, 2022, we had a net income of $9,846,233, which consists of a change in fair value of warrant liabilities of $10,673,231 and interest earned on investment held in the Trust Account of $588,028, offset by general and administrative expenses of $1,055,498, change in fair value of convertible promissory note of $4,745 and change in fair value of FPA of $354,783.
For the six months ended June 30, 2022, we had a net income of $10,132,867, which consists of a change in fair value of warrant liabilities of $12,734,196 and interest earned on investment held in the Trust Account of $622,447, offset by general and administrative expenses of $2,688,299, change in fair value of convertible promissory note of $4,923 and change in fair value of FPA of $530,554.
For the three months ended June 30, 2021, we had a net loss of $6,319,149, which consists of a change in fair value of warrant liabilities of $6,326,987, and general and administrative expenses of $154,565, offset by interest earned on investment held in the Trust Account of $6,292 and a change in fair value of FPA of $153,019.
For the six months ended June 30, 2021, we had a net income of $12,111,070, which consists of a change in fair value of warrant liabilities of $14,964,352 and interest earned on investment held in the Trust Account of $10,717, offset by general and administrative expenses of $530,635, offering costs allocable to warrants of $2,092,043 and a change in fair value of FPA of $241,321.
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
On July 17, 2020, we issued an unsecured promissory note (the “Promissory Note”) to an affiliate of the sponsor, which was assigned to the sponsor on August 24, 2020, pursuant to which we may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering. On January 26, 2021, at the closing of the Initial Public Offering, $191,819 was repaid. As of June 30, 2022 and December 31, 2021, there is $7,000 and $7,000 in borrowings outstanding under the promissory note, which is currently due on demand.
On January 28, 2022, we issued an unsecured promissory note (the “Convertible Promissory Note”) in the amount of up to $500,000 to the Sponsor. The Convertible Promissory Note bears no interest and shall be payable on the earlier of: (i) twenty-four (24) months from the closing of the initial public offering (or such later date as may be extended in accordance with the terms of our memorandum and articles of association) or (ii) the date on which we consummates a business combination. On February 14, 2022, we drew down the full amount of the Convertible Promissory Note.
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
We have identified the following critical accounting policies:
Convertible Promissory Note
We accounts for our convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”).
Under 815-15-25,
the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. We have made such election for our convertible promissory note. Using fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash
change in the fair value of the convertible promissory note in the condensed statements of operations. The fair value of the option to convert into private warrants was valued utilizing the Monte Carlo model.
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 41,400,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheet.
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
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2022. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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
and
15d-15(f)
of the Exchange Act) during the period from April 1, 2022 through June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management has identified a material weakness in internal controls related to the accounting for complex financial instruments through September 30, 2021. We implemented remediation during the quarter end December 31, 2021, such as we enhanced our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. There were no other material weaknesses noted in subsequent quarters as a result of the December 31, 2021 audit and March 31, 2022 review. We have appropriately recorded and maintained the accounting for complex financial instruments through to the current quarter ended June 30, 2022. As a result, we concluded that controls over the accounting for complex financial instruments were operating effectively for two consecutive quarters and therefore the material weakness is remediated as of June 30, 2022.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC March 31, 2022 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2022.
There is substantial doubt about our ability to continue as a “going concern.”
As of June 30, 2022, we had working capital deficit of $4,813,477 and $122,569 of cash held outside the Trust Account available for working capital needs. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If we are unable to raise additional funds to alleviate liquidity needs and complete an initial business combination before January 26, 2023, then we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. Management intends to complete an initial business combination on or before January 26, 2023. However, it is uncertain whether management will succeed in doing so. The financial statements contained elsewhere in this Quarterly Report do not include any adjustments that might result from our inability to continue as a going concern.
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

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

PART III—SIGNATURE
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMAVERA CAPITAL ACQUISITION CORPORATION

Date: August 12, 2022	By:	/s/ Tong Chen
	Name:	Tong Chen
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)