Form 10-Q
period 2022-09-30
Primavera Capital Acquisition Corp.
filed 2022-11-14
CIK 1818787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
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
As of November 1
4
, 2022, there were 41,400,000 Class A ordinary shares, $0.0001 par value and 12,350,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PRIMAVERA CAPITAL ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
PRIMAVERA CAPITAL ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$59,320	$497,619
Prepaid expenses	161,087	25,984

Total Current Assets	220,407	523,603
Forward Purchase Agreement (FPA) asset	—	572,828
Investment held in Trust Account	416,518,838	414,024,299

TOTAL ASSETS	$416,739,245	$415,120,730

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and accounts payable	$5,620,856	$2,526,858
Due to related party	—	110,000
Promissory note—related party	7,000	7,000
Convertible promissory note	429,141	—

Total Current Liabilities	6,056,997	2,643,858
Forward Purchase Agreement (FPA) liability	523,235	—
Warrant liabilities	4,027,400	20,879,840
Deferred underwriting fee payable	14,490,000	14,490,000

Total Liabilities	25,097,632	38,013,698

Commitments and Contingencies (Note 6)
Class A redeemable ordinary shares subject to possible redemption, $0.0001 par value, 400,000,000 shares authorized; 41,400,000 shares at $10.06 and $10.00 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	416,518,838	414,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class B non-redeemable ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 12,350,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	1,235	1,235
Additional paid-in capital	—	—
Accumulated deficit	(24,878,460)	(36,894,203)

Total Shareholders’ Deficit	(24,877,225)	(36,892,968)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$416,739,245	$415,120,730

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
General and administrative expenses	$1,298,895	$274,098	$3,987,194	$804,733

Loss from operations	(1,298,895)	(274,098)	(3,987,194)	(804,733)

Other income (expense)
Change in fair value of FPA	(565,509)	507,890	(1,096,063)	266,569
Change in fair value of warrant liabilities	4,118,244	5,067,437	16,852,440	20,031,789
Transaction costs allocable to warrant liabilities	—	—	—	(2,092,043)
Change in fair value of convertible promissory note	75,782	—	70,859	—
Interest earned on investment held in Trust Account	1,872,092	6,361	2,494,539	17,078
Gain from debt forgiveness	200,000	—	200,000	—

Total other income, net	$5,700,609	$5,581,688	$18,521,775	$18,223,393

Net income	$4,401,714	$5,307,590	$14,534,581	$17,418,660

Weighted average shares outstanding, Class A redeemable ordinary shares	41,400,000	41,400,000	41,400,000	37,457,143

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.08	$0.10	$0.27	$0.35

Weighted average shares outstanding, Class B non-redeemable ordinary shares	12,350,000	12,350,000	12,350,000	12,221,429

Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.08	$0.10	$0.27	$0.35

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(UNAUDITED)

	Class A		Class B				Total
	Ordinary Shares		Ordinary Shares		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	12,350,000	$1,235	$—	$(36,894,203)	$(36,892,968)
Net income	—	—	—	—	—	286,634	286,634

Balance as of March 31, 2022	—	—	12,350,000	1,235	—	(36,607,569)	(36,606,334)

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(646,746)	(646,746)
Net income	—	—	—	—	—	9,846,233	9,846,233

Balance as of June 30, 2022	—	—	12,350,000	1,235	—	(27,408,082)	(27,406,847)

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,872,092)	(1,872,092)
Net income	—	—	—	—	—	4,401,714	4,401,714

Balance as of September 30, 2022	—	$—	12,350,000	$1,235	$—	$(24,878,460)	$(24,877,225)

The accompanying notes are an integral part of this unaudited condensed financial statement.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Class A		Class B				Total
	Ordinary Shares		Ordinary Shares		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	—	$—	12,350,000	$1,235	$23,765	$(5,000)	$20,000
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(23,765)	(57,768,245)	(57,792,010)
Net income	—	—	—	—	—	18,430,219	18,430,219

Balance as of March 31, 2021	—	—	12,350,000	1,235	—	(39,343,026)	(39,341,791)

Net loss	—	—	—	—	—	(6,319,149)	(6,319,149)

Balance as of June 30, 2021	—	—	12,350,000	1,235	—	(45,662,175)	(45,660,940)

Net income	—	—	—	—	—	5,307,590	5,307,590

Balance as of September 30, 2021	—	$—	12,350,000	$1,235	$—	$(40,354,585)	$(40,353,350)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Cash Flows from Operating Activities:
Net income	$14,534,581	$17,418,660
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(2,494,539)	(17,078)
Change in fair value of FPA	1,096,063	(266,569)
Change in fair value of warrant liabilities	(16,852,440)	(20,031,789)
Change in fair value of convertible promissory note	(70,859)	—
Gain from debt forgiveness	(200,000)
Transaction costs allocable to warrant liabilities	—	2,092,043
Changes in operating assets and liabilities:
Prepaid expenses	(135,103)	(139,817)
Accrued expenses and accounts payable	3,093,998	204,526
Accrued offering costs	—	(326,235)
Due to related party	90,000	80,000

Net cash used in operating activities	(938,299)	(986,259)

Cash Flows from Investing Activities:
Investment of cash held in Trust Account	—	(414,000,000)

Net cash used in investing activities	—	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	405,720,000
Proceeds from sale of Private Placement Warrants	—	10,280,000
Proceeds from the convertible promissory note – related party	500,000	—
Repayment of Sponsor loan	—	(191,819)
Payment of offering costs	—	(139,169)

Net cash provided by financing activities	500,000	415,669,012

Net Change in Cash	(438,299)	682,753
Cash – Beginning of period	497,619	100

Cash – End of period	$59,320	$682,853

Non-Cash investing and financing activities:
Offering costs paid through promissory note	$—	$62,825

Deferred underwriting commissions charged to additional paid-in capital	$—	$14,490,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from July 16, 2020 (inception) through September 30, 2022, relates to the Company’s formation and the proposed initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
September 30, 2022
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
September 30, 2022
(Unaudited)

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
On October 17, 2022, the aforementioned parties entered into an amendment to the BCA (“Amendment No. 1”) to, amongst other matters, (i) change the “Price per Company Share” from US$3.365773 to US$2.6926188 and (ii) provide that the US$50 million equity investment by Meritz Securities Co., Ltd. pursuant to a share subscription agreement with FFG and PubCo in respect of shares of FFG, which was executed on October 16, 2022 (the “Meritz Investment”), will be deemed part of the “Private Placement” under the BCA and, accordingly, its proceeds will count towards satisfaction of the minimum cash condition for closing the Business Combination.
On October 20, 2022, the aforementioned parties entered into Amendment No. 2 to BCA (“Amendment No. 2”) to (i) update the form of the amended and restated memorandum and articles of association of PubCo and make certain adjustments to the Second Merger (as defined in the BCA), in each case, in light of the US$50 million equity investment by Meritz Securities Co., Ltd. pursuant to a share subscription agreement with FFG and PubCo in relation to the shares of FFG, which was executed on October 16, 2022, and (ii) include an additional closing condition in favor of the Company relating to the delivery of an undertaking by Fosun International Limited, a company incorporated in Hong Kong with limited liability.
Going Concern
As of September 30, 2022, the Company had working capital deficit of $5,836,590 and $59,320 of cash held outside the Trust Account available for working capital needs. All cash and securities held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and are restricted for use either in a Business Combination or to redeem ordinary shares. As of September 30, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.
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
September 30, 2022
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
for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the 41,400,000 Class A ordinary shares subject to possible redemption, are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. As of September 30, 2022 and December 31, 2021, there were $2,518,838 and $0 change to the redemption value of the Class A ordinary shares, respectively.
At September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$414,000,000
Less: Proceeds allocated to Public Warrants	(36,429,930)
Less: Class A ordinary shares issuance costs	(21,362,080)
Add: Accretion of carrying value to redemption value	57,792,010
Class A ordinary shares subject to possible redemption as of December 31, 2021	414,000,000
Add: Remeasurement on Class A ordinary shares subject to possible redemption	2,518,838

Class A ordinary shares subject to possible redemption as of September 30, 2022	$416,518,838

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
September 30, 2022
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
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Net Income per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 30,980,000 potential Class A ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
	Class A	Class B	Class A	Class B

Basic and diluted net income per share
Numerator:
Allocation of net income	$3,390,343	$1,011,371	$4,088,079	$1,219,511
Denominator
Weighted-average shares outstanding	41,400,000	12,350,000	41,400,000	12,350,000
Basic and diluted net income per share	$0.08	$0.08	$0.10	$0.10

	For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$11,195,008	$3,339,573	$13,133,494	$4,285,166
Denominator
Weighted-average shares outstanding	41,400,000	12,350,000	37,457,143	12,221,429
Basic and diluted net income per share	$0.27	$0.27	$0.35	$0.35
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

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

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

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Administrative Services Agreement
Commencing on January 21, 2021, the Company entered into an agreement to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 in fees for these services, for the three and nine months ended September 30, 2021, the Company incurred $20,000 and $50,000 in fees for these services.
On September 29, 2022, the Company entered into a waiver letter with the Sponsor, pursuant to which, the Sponsor waives its right to receive any amount from the Company under the Administrative Services Agreement, to the extent such amount has not already been received by the Sponsor as of the date hereof. As of September 30, 2022 and December 31, 2021, there are $0 and $110,000 in due to related party incurred by administrative service fee.
Promissory Note — Related Party
On July 17, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to an affiliate of the Sponsor, which was assigned to the Sponsor on August 24, 2020, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering. On January 26, 2021, at the closing of the Initial Public Offering, $191,819 was repaid. As of September 30, 2022 and December 31, 2021, there is $7,000 in borrowings outstanding under the Promissory Note, which is currently due on demand.
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
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
The Convertible Promissory Note was valued using the fair value method. As of September 30, 2022, $500,000 was drawn on the loan, presented at its fair value of $429,141 on the accompanying unaudited condensed balance sheets. As of December 31, 2021, the Company had no Working Capital Loan borrowings. (See Note 9).
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

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Director Compensation
On August 24, 2020, the Company entered into a fee arrangement with Ms. Zhang pursuant to which, in consideration for her services as an independent director and her expertise to source and/or evaluate potential acquisition targets, the Company will pay Ms. Zhang a fee in the aggregate amount of $250,000, which is payable upon the closing of the Business Combination. As of September 30, 2022 and December 31, 2021, the Company recognized $250,000 in fees for these services, of which $250,000 is included in accrued expenses in the accompanying condensed balance sheets.
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
On October 17, 2022, the aforementioned parties entered into an amendment to the BCA (“Amendment No. 1”) to, amongst other matters, (i) change the “Price per Company Share” from US$3.365773 to US$2.6926188 and (ii) provide that the US$50 million equity investment by Meritz Securities Co., Ltd. pursuant to a share subscription agreement with FFG and PubCo in respect of shares of FFG, which was executed on October 16, 2022 (the “Meritz Investment”), will be deemed part of the “Private Placement” under the BCA and, accordingly, its proceeds will count towards satisfaction of the minimum cash condition for closing the Business Combination.
On October 20, 2022, the aforementioned parties entered into Amendment No. 2 to BCA (“Amendment No. 2”) to (i) update the form of the amended and restated memorandum and articles of association of PubCo and make certain adjustments to the Second Merger (as defined in the BCA), in each case, in light of the US$50 million equity investment by Meritz Securities Co., Ltd. pursuant to a share subscription agreement with FFG and PubCo in relation to the shares of FFG, which was executed on October 16, 2022, and (ii) include an additional closing condition in favor of the Company relating to the delivery of an undertaking by Fosun International Limited, a company incorporated in Hong Kong with limited liability.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares —
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares —
The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 41,400,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and presented as temporary equity.
Class
 B Ordinary Shares —
The Company is authorized to issue 40,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were effectively 12,350,000 Class B ordinary shares issued and outstanding. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders, except as required by law.
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
basis.
NOTE 8. WARRANTS
As of September 30, 2022, and December 31, 2021, there were 20,700,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

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
As of September 30, 2022, and December 31, 2021, there were 10,280,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable,
except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022
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
At September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $416,518,838 and $414,024,299 in money market funds, which are invested in U.S. Treasury Securities. Through September 30, 2022 and December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Funds	1	$416,518,838	$414,024,299
FPA Asset	3	$—	$572,828
Liabilities:
Warrant Liability – Public Warrants	1	$2,691,000	$13,869,000
Warrant Liability – Private Placement Warrants	2	$1,336,400	$7,010,840
Convertible promissory note – related party	3	$429,141	$—
FPA Liability	3	$523,235	$—
The Warrants, FPA and convertible promissory note are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities, FPA liability, convertible promissory note in the accompanying condensed balance sheets. The warrant liabilities, FPA liability and convertible promissory note are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statements of operations.
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

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

The FPA liability was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $80 million pursuant to the FPA is discounted to present value and compared to the fair value of the ordinary shares and warrants to be issued pursuant to the FPA. The fair value of the ordinary shares and warrants to be issued under the FPA is based on the public trading price of the Units issued in the Company’s Initial Public Offering. The excess (liability) or deficit (asset) of the fair value of the ordinary shares and warrants to be issued compared to the $80 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination.
The fair value of the option to convert the convertible promissory note into private warrants was initially valued utilizing a Monte Carlo model that values the embedded conversion feature.
Subsequent Measurement
The Private Placement Warrants were valued using a Modified Black Scholes Model after the initial issuance, which is considered to be a Level 3 fair value measurement. For the three months ended September 30, 2022, the Private Placement Warrants were estimated using the public warrants publicly listed trading price and that due to the make-whole provision in the warrant agreement, the value of the public and private warrants is approximately the same, as such the private warrants were reclassified to level 2 as of September 30, 2022. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date.
The following table presents the quantitative information regarding Level 3 fair value measurements:

December 31, 2021
Unit price	$9.71
Term to initial Business Combination (in years)	0.53
Volatility	11.6%
Risk-free rate	1.31%
Dividend yield	0.0%
The FPA liability was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement.
The following table presents a summary of the changes in the fair value of level 3 warrant liabilities for the nine months ended September 30, 2022 and 2021:

	Private Placement	Public	Total Warrant Liabilities
Fair value as of January 1, 2022	$7,010,840	$—	$7,010,840
Change in fair value-Private Warrants	(2,177,196)	—	(2,177,196)

Fair value as of June 30, 2022	4,833,644	—	4,833,644
Change in fair value-Private Warrants	(3,497,244)	—	(3,497,244)
Transfer to Level 2	(1,336,400)	—	(1,336,400)
Fair value as of September 30, 2022	—	—	—

	Private Placement	Public	Total Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 26, 2021	18,391,549	36,429,930	54,821,479
Transfer to Level 1	—	(36,429,930)	(36,429,930)
Change in fair value-Private Warrants	(9,308,408)	—	(9,308,408)

Fair value as of September 30, 2021	$9,083,141	$—	$9,083,141

The following table presents the changes in the fair value of FPA liability (asset) for the nine months ended September 30, 2022 and 2021:

Forward Purchase Units
Fair value as of January 1, 2022	$(572,828)
Change in fair value	175,771
Fair value as of March 31, 2022	(397,057)
Change in fair value	354,783

Fair value as of June 30, 2022	$(42,274)
Change in fair value	565,509

Fair value as of September 30, 2022	$523,235

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Forward Purchase Units
Fair value as of January 1, 2021	$—
Initial measurement on January 26, 2021	3,752,168
Change in fair value	(3,663,866)
Fair value as of March 31, 2021	88,302
Change in fair value	153,019

Fair value as of June 30, 2021	$241,321
Change in fair value	(507,890)

Fair value as of September 30, 2021	$(266,569)
Convertible Promissory Note – Related Party
The fair value of the option to convert the convertible promissory note into private warrants was valued utilizing a Monte Carlo model that values the embedded conversion feature. The convertible promissory note is classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs.
The estimated fair value of the convertible promissory note was based on the following significant inputs:

	September 30, 2022	February 14, 2022

Stock price	$9.95	$9.76
Weighted time to conversion (in years)	5.28	5.46
Volatility	19.3%	7.5%
Risk-free rate	4.06%	1.92%
The following table presents the changes in the fair value of the Level 3 convertible promissory note:

Convertible Promissory Note
Fair value as of January 1, 2022	$—
Proceeds received through Convertible Promissory Note on February 14, 2022	500,000
Change in fair value	4,923

Fair value as of June 30, 2022	$504,923
Change in fair value	(75,782)

Fair value as of September 30, 2022	$429,141
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the nine months ended September 30, 2022 for the convertible promissory note.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the unaudited condensed financial statements date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than noted below, the Company determined that, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.
On October
17
,
2022
, each party of the BCA entered into an amendment to the BCA (“Amendment
No
.
1
”) to, amongst other matters, (i) change the “Price per Company Share” from US$
3.365773
to US$
2.6926188
and (ii) provide that the US$
50
 million equity investment by Meritz Securities Co., Ltd. pursuant to a share subscription agreement with FFG and PubCo in respect of shares of FFG, which was executed on October
16
,
2022
(the “Meritz Investment”), will be deemed part of the “Private Placement” under the BCA and, accordingly, its proceeds will count towards satisfaction of the minimum cash condition for closing the Business Combination.
On October 20, 2022, the aforementioned parties entered into Amendment No. 2 to BCA (“Amendment No. 2”) to (i) update the form of the amended and restated memorandum and articles of association of PubCo and make certain adjustments to the Second Merger (as defined in the BCA), in each case, in light of the US$50 million equity investment by Meritz Securities Co., Ltd. pursuant to a share subscription agreement with FFG and PubCo in relation to the shares of FFG, which was executed on October 16, 2022, and (ii) include an additional closing condition in favor of the Company relating to the delivery of an undertaking by Fosun International Limited, a company incorporated in Hong Kong with limited liability.

PRIMAVERA CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

On October 28, 2022, the aforementioned parties entered into Amendment No. 3 to the BCA (“BCA Amendment No. 3”) to remove the arrangements relating to the bonus pool of up to 3,600,000 ordinary shares of Pubco for eligible holders of the Company’s Class A ordinary shares who do not redeem their shares in connection with the transactions contemplated by the BCA . The foregoing description of BCA Amendment No. 3 does not purport to be complete and is qualified in its entirety by the terms and conditions of BCA Amendment No. 3, a copy of which is attached as Exhibit 2.1 in the Form 8-K filed with SEC on October 28, 2022.
On October 28, 2022, Fosun Fashion Holdings (Cayman) Limited, Fosun International Limited and certain other parties thereto entered into an Amended and Restated Subscription Agreement (the “A&R Subscription Agreement”), pursuant to which Fosun Fashion Holdings (Cayman) Limited has agreed to subscribe for a total of 13,327,225 Pubco ordinary shares at a price of $10 per share, upsizing its PIPE subscription investment by approximately $95 million, from $38 million to approximately $133 million. The additional approximately $95 million PIPE subscription commitment from Fosun Fashion Holdings (Cayman) Limited will be effected by way of re-investment of all of the repayment proceeds of certain existing shareholder loans that were borrowed by Lanvin Group from Fosun International Limited for working capital purposes. The closing of the PIPE investment by Fosun Fashion Holdings (Cayman) Limited and the other PIPE investors is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The foregoing description of the A&R Subscription Agreement does not purport to be complete and is qualified in its entirety by reference to the A&R Subscription Agreement, a copy of which is attached as Exhibit 10.1 in the
Form 8-K
filed with SEC on October 28, 2022.
On November 3, 2022, the registration statement on Form F-4 of the PubCo filed in connection with the Business Combination was declared effective by the SEC.

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

Subject to, and in accordance with, the terms and conditions of the BCA, in connection with the Second Merger, (i) each issued and outstanding FFG ordinary share, FFG non-voting ordinary share and FFG preferred share (collectively, “Company Shares”) will automatically be converted into the right to receive such number of newly issued PubCo ordinary shares that is equal to the Company Exchange Ratio, subject to rounding, and (ii) the issued and outstanding share in the capital of Merger Sub 2 will automatically be converted into one ordinary share of the Surviving Company, which ordinary share will constitute the only issued and outstanding share in the share capital of the Surviving Company. The “Company Exchange Ratio” is a number determined by dividing the price per Company Share (i.e., US$3.365773) by US$10.00.

Subject to, and in accordance with, the terms and conditions of the BCA, in connection with the Third Merger, (i) the issued and outstanding ordinary share of the Surviving Company will be canceled and cease to exist by virtue of the Third Merger, and (ii) the issued and outstanding share in the capital of Merger Sub 1 will automatically be converted into one ordinary share of the Surviving Company, which ordinary share will constitute the only issued and outstanding share in the share capital of the Surviving Company.

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

On October 17, 2022, each party of the BCA entered into an amendment to the BCA (“Amendment No. 1”) to, amongst other matters, (i) change the “Price per Company Share” from US$3.365773 to US$2.6926188 and (ii) provide that the US$50 million equity investment by Meritz Securities Co., Ltd. pursuant to a share subscription agreement with FFG and PubCo in respect of shares of FFG, which was executed on October 16, 2022 (the “Meritz Investment”), will be deemed part of the “Private Placement” under the BCA and, accordingly, its proceeds will count towards satisfaction of the minimum cash condition for closing the Business Combination.

On October 20, 2022, the aforementioned parties entered into Amendment No. 2 to BCA (“Amendment No. 2”) to (i) update the form of the amended and restated memorandum and articles of association of PubCo and make certain adjustments to the Second Merger (as defined in the BCA), in each case, in light of the US$50 million equity investment by Meritz Securities Co., Ltd. pursuant to a share subscription agreement with FFG and PubCo in relation to the shares of FFG, which was executed on October 16, 2022, and (ii) include an additional closing condition in favor of the Company relating to the delivery of an undertaking by Fosun International Limited, a company incorporated in Hong Kong with limited liability.

On October 28, 2022, the aforementioned parties entered into Amendment No. 3 to the BCA (“BCA Amendment No. 3”) to remove the arrangements relating to the bonus pool of up to 3,600,000 ordinary shares of Pubco for eligible holders of the Company’s Class A ordinary shares who do not redeem their shares in connection with the transactions contemplated by the BCA . The foregoing description of BCA Amendment No. 3 does not purport to be complete and is qualified in its entirety by the terms and conditions of BCA Amendment No. 3, a copy of which is attached as Exhibit 2.1 in the Form 8-K filed with SEC on October 28, 2022.

On October 28, 2022, Fosun Fashion Holdings (Cayman) Limited, Fosun International Limited and certain other parties thereto entered into an Amended and Restated Subscription Agreement (the “A&R Subscription Agreement”), pursuant to which Fosun Fashion Holdings (Cayman) Limited has agreed to subscribe for a total of 13,327,225 Pubco ordinary shares at a price of $10 per share, upsizing its PIPE subscription investment by approximately $95 million, from $38 million to approximately $133 million. The additional approximately $95 million PIPE subscription commitment from Fosun Fashion Holdings (Cayman) Limited will be effected by way of re-investment of all of the repayment proceeds of certain existing shareholder loans that were borrowed by Lanvin Group from Fosun International Limited for working capital purposes. The closing of the PIPE investment by Fosun Fashion Holdings (Cayman) Limited and the other PIPE investors is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The foregoing description of the A&R Subscription Agreement does not purport to be complete and is qualified in its entirety by reference to the A&R Subscription Agreement, a copy of which is attached as Exhibit 10.1 in the Form 8-K filed with SEC on October 28, 2022.

On November 3, 2022, the registration statement on Form F-4 of the PubCo filed in connection with the Business Combination was declared effective by the SEC.

Liquidity and Capital Resources

As of September 30, 2022, we had cash outside the trust account of $59,320 available for working capital needs. As of September 30, 2022, none of the amount in the trust account was available to be withdrawn as described above.

Through September 30, 2022, our liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, $250,000 promissory note as described below, $500,000 Convertible Promissory Note as described below and the remaining net proceeds from our initial public offering and the sale of the private placement warrants.

On July 17, 2020, we issued an unsecured promissory note in the amount of up to $250,000 to an affiliate of our sponsor. The proceeds of the note, which may be drawn down from time to time until we consummate our initial business combination, will be used for general working capital purposes. The note bears no interest and is payable in full upon the earlier to occur of (i) December 31, 2021 and (ii) the completion of our initial public offering. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the note may be accelerated. As of September 30, 2022 and December 31, 2021, there is $7,000 in borrowings outstanding under the promissory note, which is currently due on demand.

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

Going Concern

As of September 30, 2022, we had working capital deficit of $5,836,590 and $59,320 of cash held outside the Trust Account available for working capital needs. All cash and securities held in the Trust Account are generally unavailable for our use, prior to an initial Business Combination, and are restricted for use either in a Business Combination or to redeem ordinary shares. As of September 30, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

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

Results of Operations

All of our activities from inception through September 30, 2022 related to our formation, the preparation for our initial public offering and, since the closing of our initial public offering, the search for a prospective target of our initial business combination.

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

For the three months ended September 30, 2022, we had a net income of $4,401,714, which consists of a change in fair value of warrant liabilities of $4,118,244, change in fair value of convertible promissory note of $75,782, gain from debt forgiveness of $200,000 and interest earned on investment held in the Trust Account of $1,872,092, offset by general and administrative expenses of $1,298,895 and change in fair value of FPA of $565,509.

For the nine months ended September 30, 2022, we had a net income of $14,534,581, which consists of a change in fair value of warrant liabilities of $16,852,440, change in fair value of convertible promissory note of $70,859, gain from debt forgiveness of $200,000 and interest earned on investment held in the Trust Account of $2,494,539, offset by general and administrative expenses of $3,987,194 and change in fair value of FPA of $1,096,063.

For the three months ended September 30, 2021, we had a net income of $5,307,590, which consists of a change in fair value of warrant liabilities of $5,067,437, interest earned on investment held in the Trust Account of $6,361 and a change in fair value of FPA of $507,890, offset by general and administrative expenses of $274,098.

For the nine months ended September 30, 2021, we had a net income of $17,418,660, which consists of a change in fair value of warrant liabilities of $20,031,789, interest earned on investment held in the Trust Account of $17,078 and a change in fair value of FPA of $266,569, offset by general and administrative expenses of $804,733 and offering costs allocable to warrants of $2,092,043.

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

On July 17, 2020, we issued an unsecured promissory note (the “Promissory Note”) to an affiliate of the sponsor, which was assigned to the sponsor on August 24, 2020, pursuant to which we may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering. On January 26, 2021, at the closing of the Initial Public Offering, $191,819 was repaid. As of September 30, 2022 and December 31, 2021, there is $7,000 and $7,000 in borrowings outstanding under the promissory note, which is currently due on demand.

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

We have identified the following critical accounting policies:

Convertible Promissory Note

We account for our convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. We have made such election for our convertible promissory note. Using fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash change in the fair value of the convertible promissory note in the condensed statements of operations. The fair value of the option to convert into private warrants was valued utilizing the Monte Carlo model.

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

We account for the Warrants and FPA in accordance with the guidance contained in ASC 815-40, under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants and FPA as liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 41,400,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income per Ordinary Share

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15 (b) under the Exchange Act. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2022. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period from July 1, 2022 through September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments through September 30, 2021. We implemented remediation during the quarter end December 31, 2021, such as we enhanced our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyzes by our personnel and third-party professionals with whom we consult regarding complex accounting applications. There were no other material weaknesses noted in subsequent quarters as a result of the December 31, 2021 audit and March 31, 2022 review. We have appropriately recorded and maintained the accounting for complex financial instruments through to the current quarter ended September 30, 2022. As a result, we concluded that controls over the accounting for complex financial instruments were operating effectively for two consecutive quarters and therefore the material weakness is remediated as of September 30, 2022.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC March 31, 2022 and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022.

There is substantial doubt about our ability to continue as a “going concern.”

As of September 30, 2022, we had working capital deficit of $5,836,590 and $59,320 of cash held outside the Trust Account available for working capital needs. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If we are unable to raise additional funds to alleviate liquidity needs and complete an initial business combination before January 26, 2023, then we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. Management intends to complete an initial business combination on or before January 26, 2023. However, it is uncertain whether management will succeed in doing so. The financial statements contained elsewhere in this Quarterly Report do not include any adjustments that might result from our inability to continue as a going concern.

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

Date: November 14, 2022	PRIMAVERA CAPITAL ACQUISITION CORPORATION

	By:	/s/ Tong Chen
	Name:	Tong Chen
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)